Form 10QSB
period 1998-07-31
NATIONAL VENTURE CAPITAL FUND INC
filed 1998-10-19
CIK 1061063

SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 1998.
                                or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

                    Commission File No.0-24211

                NATIONAL VENTURE CAPITAL FUND, INC.
 (Exact Name of Small Business Issuer as specified in its charter)


             COLORADO                               84-1432661
          (State or other               (IRS Employer File Number)
          jurisdiction of
          incorporation)

                  1977 S. Vivian Street
                         LAKEWOOD, COLORADO   80228
          (Address of principal executive offices) (zip code)


                         (303) 763-5630
       (Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

 Securities to be Registered Pursuant to Section 12(g) of the Act:

             Common Stock, $0.0001 per share par value

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.    Yes X     No

The number of shares outstanding of Registrant's common stock, par value $0.0001 per share, as of July 31, 1998 were 20,101,000 common shares.

                  PART 1 - FINANCIAL INFORMATION

ITEM I.   Financial Statements
          See attached financial statements

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Company has generated no revenues from its operations since inception. Since the Company has not generated revenues and has never been in a profitable position, it operates with minimal overhead. The Company's primary activity will be to seek an acquisition candidate. As of the end of the reporting period, the Company has concluded no acquisitions and has spoken with no potential candidates. The attempt to seek an acquisition candidate or candidates will be the primary focus of the Company's activities in the coming fiscal year.

Liquidity and Capital Resources

     As of the end of the reporting period, the Company had no cash or cash equivalents. There was no significant change in working capital during this fiscal year.

     Management feels that the Company has inadequate working capital to pursue any business opportunities other than seeking an acquisition candidate. The Company will have minimal capital requirements prior to the consummation of any acquisition but can pursue an acquisition candidate. Until a suitable candidate is identified, Mr. Howard C. Cadwell and Ms. Laurie L. Quam will personally provide the necessary funds for the operation of the Company, which are expected to be minimal. There is no plan to reimburse either Mr.Cadwell or Ms. Quam for any advances. The Company does not intend to pay dividends in the foreseeable future.

                    PART II- OTHER INFORMATION

ITEM 1.   Legal Proceedings

     No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

ITEM 2.   Changes in Securities. None.

ITEM 3.   Defaults upon Senior Securities.  None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.  None

ITEM 5.   Other Information. None.

ITEM 6.   Exhibits and Reports on Form 8-K.

No exhibits as set forth in Regulation S-K are considered necessary in this lO-QSB filing. No reports on Form 8-K were filed as of the most recent fiscal quarter.

                            SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NATIONAL VENTURE CAPITAL, INC.




Dated:10/12/98                By.    ///HOWARD C. CADWELL///
                                   Howard C. Cadwell
                                   President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              CHIEF FINANCIAL AND ACCOUNTING
                                   OFFICER



Dated:10/12/98                By:  ///LAURIE L. QUAM///
                                   Laurie L. Quam
                                   Treasurer

        NATIONAL VENTURE CAPITAL FUND, INC.
           (A Development Stage Company)










           FORM 10-QSB QUARTERLY REPORT

                   JULY 31, 1998

              Janet Loss, C.P.A, P.C.
            Certified Public Accountant
        3525 South Tamarac Drive, Suite 120
              Denver, Colorado  80237

        NATIONAL VENTURE CAPITAL FUND, INC.
           (A Development Stage Company)

       INDEX TO FORM 10-QSB QUARTERLY REPORT


                 TABLE OF CONTENTS

   PART I - FINANCIAL STATEMENTS

ITEM                                             PAGE

Condensed Balance Sheets as of
  July 31, 1998 and April 30, 1998.............1

Condensed Statements of Operations
  for the three months ended
  July 31, 1998 for the period
  from June 12, 1997 thru July 31, 1997........2

Statement of Stockholders' Equity (Deficit)
  for the three months ended
  July 31, 1998................................3

Condensed Statements of Cash Flows
  for the three months ended
  July 31, 1998 for the period
  from June 12, 1997 thru
  July 31, 1997................................4

Notes to Condensed Financial Statements........5

Item 2 - Management's Discussion and
  Analysis or Plan of Operation................6

   Part II - Other Information

Exhibits and Reports on Form 8-K

   (A)  Exhibits - None

   (B)  Reports on Form 8-K

        NATIONAL VENTURE CAPITAL FUND, INC.
           (A Development Stage Company)

             CONDENSED BALANCE SHEETS
                   July 31, 1998

                         July 31
                          1998        April 30,
                       (UNAUDITED)      1998

                      ASSETS
CURRENT ASSETS:

  Cash in Checking       $23,632        $30,000

OTHER ASSETS:

  Organization Costs,
    Net of amortization      392            417
  Deferred Offering
    Costs                  3,505              0

TOTAL OTHER ASSETS         3,897            417

TOTAL ASSETS             $27,529        $30,417

       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:      $    -          $   -

STOCKHOLDERS' EQUITY:

  Preferred stock,
    10,000,000 shares
    authorized, $.0001
    par value per share,
    none issued           -              -

  Common stock,
    100,000,000 shares
    authorized, $.0001
    par value per share,
    20,101,000 shares
    issued and outstanding 2,010          2,010

  Additional Paid-In-
    Capital               30,490         30,490

  (Deficit)               (4,971)        (2,083)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY     $27,529        $30,417


"See notes to condensed financial statements."

             NATIONAL VENTURE CAPITAL FUND, INC.
                       ( A Development Stage Capital)

                     CONDENSED STATEMENTS OF OPERATIONS
                For the three months ended July 31, 1998 and
      for the period from June 12, 1997 (Inception) thru July 31, 1997


                              For the three           For the period
                              months ended          from June 12, 1997
                                 July 31,             thru July 31,
                                   1998                      1997

REVENUES:                        $      0               $     0

OPERATING EXPENSES:

  Advertising Expense                 547                     0
  Amortization Expense                 25                    10
  Consulting Services               1,000                 2,000
  Entertainment                       229                     0
  Office Expenses                     687                     -
  Telephone Expenses                  400                     0

Total Operating
Expenses:                            2,888                 2,010

  NET (LOSS)                      $(2,888)              $(2,010)

  NET (LOSS)
    PER SHARE                          N/A                    N/A

Weighted average
  number of shares
  outstanding                  20,101,000            20,001,000

"See notes to condensed financial statements."

                     NATIONAL VENTURE CAPITAL FUND, INC.
                        (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS EQUITY
                  For the three months ended July 31, 1998



                                             (Deficit)
                                             Accumulation
            Common stock   Common    Additional    during the    Stockholders'
            Number   of    stock       Paid-In-       Development    Equity
            SHARES         AMOUNT      CAPITAL         STAGE        (DEFICIT)
Balance,
July 1,
1998                20,101,000    $2,010   $30,490       $(2,083)      $30,417

Net (Loss)
for the three
months ended
July 31, 1998                                            (2,888)       (2,888)

Balance,
July 31,
1998                20,101,000    $2,010   $30,490      $(4,971)      $27,529


"See notes to condensed financial statements."

             NATIONAL VENTURE CAPITAL FUND, INC.
                (A Development Stage Company)

                   STATEMENT OF CASH FLOWS
        For the three months ended July 31, 1998 and
       for the period from June 12, 1997 (Inception)
                     thru July 31, 1997

                                          For the period
                        For the three     from June 12,
                        months ended      1997, thru
                        JULY 31, 1998     JULY 31, 1997
Net (Loss)               $(2,888)         $(2,010)

ADJUSTMENTS TO RECONCILE
NET LOSS TO NET CASH
USED IN OPERATING
ACTIVITIES:

  Amortization                25                10
  Stock issued for
    services                   0             2,000
  Stock issued for
    organization costs         0               500

  Net Cash Provided by
    Financing Activities  (2,863)              500

CASH USED FROM INVESTING
ACTIVITIES:

  Organization costs           0              (500)
  Deferred offering
    costs                 (3,505)                  0

CASH FLOWS FROM
FINANCING ACTIVITIES:

  Proceeds from issuance
    of capital stock      30,000                 0

NET INCREASE IN CASH     $23,632            $    0

CASH, BEGINNING OF THE
PERIOD                         0                  0

CASH, END OF THE PERIOD  $23,632             $   0

"See notes to condensed financial statements."

             NATIONAL VENTURE CAPITAL FUND, INC.
                (A Development Stage Company)

           NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's April 30, 1998 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the full calendar year ended April 30, 1999. The financial statements are presented on the accrual basis.