Form 10QSB
period 1998-10-31
NATIONAL VENTURE CAPITAL FUND INC
filed 1998-12-30
CIK 1061063

SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended October 31, 1998.
                                or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The number of shares outstanding of Registrant's common stock, par value $0.0001 per share, as of October 31, 1998 were 20,101,000 common shares.

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


                              NATIONAL VENTURE CAPITAL, INC.




Dated:12/1/98                 By.    ///HOWARD C. CADWELL///
                              Howard C. Cadwell
                              President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              CHIEF FINANCIAL AND ACCOUNTING
                                   OFFICER



Dated:12/1/98                 By:    ///LAURIE L. QUAM///
                              Laurie L. Quam
                              Treasurer

        NATIONAL VENTURE CAPITAL FUND, INC.
           (A Development Stage Company)










           FORM 10-QSB QUARTERLY REPORT

                 OCTOBER 31, 1998



























              Janet Loss, C.P.A, P.C.
            Certified Public Accountant
        3525 South Tamarac Drive, Suite 120
              Denver, Colorado  80237

        NATIONAL VENTURE CAPITAL FUND, INC.
           (A Development Stage Company)

       INDEX TO FORM 10-QSB QUARTERLY REPORT


                 TABLE OF CONTENTS

   PART I - FINANCIAL STATEMENTS

ITEM                                             PAGE

Condensed Balance Sheets as of
  October 31, 1998 and April 30, 1998.........1

Condensed Statements of Operations
  for the three and six months ended
  October 31, 1998 and 1997 and for the period from June 12, 1997 thru October 31, 1998... 2

Statement of Stockholders' Equity (Deficit)
  for the six months ended
  October 31, 1998.............................3

Condensed Statements of Cash Flows
  for the three and six months ended
  October 31, 1998 and for the period
  from June 12, 1997 thru
  October 31, 1998.............................4

Notes to Condensed Financial Statements........5

Item 2 - Management's Discussion and
  Analysis or Plan of Operation................6

   Part II - Other Information

Exhibits and Reports on Form 8-K

   (A)  Exhibits - None

   (B)  Reports on Form 8-K

        NATIONAL VENTURE CAPITAL FUND, INC.
           (A Development Stage Company)

             CONDENSED BALANCE SHEETS
                 October 31, 1998

                         October 31
                          1998        April 30,
                       (UNAUDITED)      1998


                      ASSETS
CURRENT ASSETS:

  Cash in Checking       $22,129        $30,000

OTHER ASSETS:

  Organization Costs,
    Net of amortization      367            417
  Deferred Offering
    Costs                  3,855              0

TOTAL OTHER ASSETS         4,222            417

TOTAL ASSETS             $26,351        $30,417

       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:      $    -          $   -

STOCKHOLDERS' EQUITY:

  Preferred stock,
    10,000,000 shares
    authorized, $.0001
    par value per share,
    none issued                -              -

  Common stock,
    100,000,000 shares
    authorized, $.0001
    par value per share,
    20,101,000 shares
    issued and outstanding 2,010          2,010

  Additional Paid-In-
    Capital               30,490         30,490

  (Deficit)               (6,149)        (2,083)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY     $26,351        $30,417


"See notes to condensed financial statements."

             NATIONAL VENTURE CAPITAL FUND, INC.
                       ( A Development Stage Capital)

                     CONDENSED STATEMENTS OF OPERATIONS
              For the three months ended October 31, 1998 and for the period from June 12, 1997 (Inception) thru October 31, 1998


                       For the three      For the six    From Inception
                       months ended       months ended   (June 12, 1997)
                        October 31,       October 31,    thru October 31,
                       1998    1997       1998   1997        1998

REVENUES:                  $  0    $  0       $  0       $  0       $  0

OPERATING EXPENSES:

  Advertising Expense         0       0        547          0        547
  Amortization Expense       25      25         50         35        133
  Consulting Services         0       0      1,000      2,000      3,000
  Entertainment             228       0        457          0        457
  Office Expenses           259       0        946          0        946
  Postage                   526       0        526          0        526
  Telephone Expenses        140       0        540          0        540

Total Operating
Expenses:                 1,178      25      4,066      2,035      6,149

  NET (LOSS)            $(1,178)   $(25)   $(4,066)   $(2,035)   $(6,149)

  NET (LOSS)
    PER SHARE               N/A     N/A        N/A        N/A        N/A

Weighted average
  number of shares
  outstanding        20,101,000 4,001,000  20,101,000  4,001,000     N/A

"See notes to condensed financial statements."

                     NATIONAL VENTURE CAPITAL FUND, INC.
                        (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS EQUITY
                  For the six months ended October 31, 1998



                                             (Deficit)
                                             Accumulation
            Common stock   Common    Additional    during the    Stockholders'
             Number of      stock     Paid-In-     Development   Equity
            SHARES         AMOUNT     CAPITAL        STAGE       (DEFICIT)
Balance,
July 1,
1998                20,101,000    $2,010   $30,490       $(2,083)      $30,417

Net (Loss)
for the six
months ended
October 31, 1998                                          (4,066)       (4,066)

Balance,
October 31,
1998                20,101,000    $2,010   $30,490       $(6,149)      $26,351


"See notes to condensed financial statements."

                     NATIONAL VENTURE CAPITAL FUND, INC.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
             For the six months ended October 31, 1998 and 1997 and for the period from June 12, 1997 (Inception)
                            thru October 31, 1998

                                                       From Inception
                 For the six       For the six        (June 12, 1997)
                 months ended      months ended       thru October 31,
               OCTOBER 31, 1998   OCTOBER 31, 1997          1998
CASH FLOWS FROM
OPERATING
ACTIVITIES:

Net (Loss)         $(4,066)              $(2,035)       $(6,149)

ADJUSTMENTS TO
RECONCILE NET
LOSS TO NET CASH
USED IN OPERATING
ACTIVITIES:

  Amortization          50                    35            133
  Stock issued
    for services         0                 2,000          2,000
  Stock issued
   for organization
   costs                 0                    500           500

  Net Cash Provided
    by Financing
    Activities      (4,016)                  500         (3,516)

CASH USED FROM
INVESTING
ACTIVITIES:

  Organization costs     0                  (500)          (500)
  Deferred offering
    costs           (3,855)                    0         (3,855)

CASH FLOWS FROM
FINANCING
ACTIVITIES:

  Proceeds from
    issuance of
    capital stock   30,000                     0         30,000

NET INCREASE IN
CASH               $22,129                     0         22,129

CASH, BEGINNING OF
THE PERIOD                0                     0             0

CASH, END OF
THE PERIOD         $22,129               $     0        $22,129

"See notes to condensed financial statements."

             NATIONAL VENTURE CAPITAL FUND, INC.
                (A Development Stage Company)

           NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's April 30, 1998 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the full calendar year ended April 30, 1999. The financial statements are presented on the accrual basis.