Form 10QSB
period 1999-01-31
NATIONAL VENTURE CAPITAL FUND INC
filed 1999-07-12
CIK 1061063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 1999
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to            .
                                    ---------    -----------
     COMMISSION FILE NUMBER:  0-24211


                       NATIONAL VENTURE CAPITAL FUND, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                    84-1432661
   ------------------------------                   ------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                   Identification No.)


                 1977 S. Vivian Street, Lakewood, Colorado 80228
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (303) 763-5630
                            -------------------------
                           (Issuer's telephone number)


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

The number of shares outstanding of the issuer's classes of common equity, as of January 31, 1999 was 20,101,000 shares of Common Stock.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS








                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A Development Stage Company)






                          FORM 10-QSB QUARTERLY REPORT

                                January 31, 1999
























                            Janet Loss, C.P.A., P.C.
                           Certified Public Accountant
                       3525 South Tamarac Drive, Suite 120
                             Denver, Colorado 80237

                      NATIONAL VENTURE CAPITAL FUND, INC.
                         (A Development Stage Company)

                      INDEX TO FORM 10-QSB QUARTERLY REPORT


                                TABLE OF CONTENTS

                          PART I - FINANCIAL STATEMENTS


ITEM                                                                        PAGE

Condensed Balance Sheets as of
January 31, 1999 and April 30, 1998 .........................................  4

Condensed  Statements of Operations for the
Three and nine months ended January 31,
1999 and 1998 and for the period from
June 12, 1997 thru January 31, 1999 .........................................  5

Statement of Stockholders' Equity (Deficit)
For the nine months ended January 31, 1999 ..................................  6

Condensed  Statements  of Cash Flows for the
Three and nine months ended January 31, 1999
And for the period from June 12, 1997
Thru January 31, 1999 .......................................................  7

Notes to Condensed Financial Statements .....................................  8

Item 2 - Management's Discussion and
  Analysis or Plan of Operation .............................................  9

                           Part II - Other Information

Exhibits and Reports on Form 8-K

     (A) Exhibits - None

     (B) Reports on Form 8-K



                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                                January 31, 1999

                                                       January 31, 1999    April 30,
                                                          (Unaudited)        1998
                                                       ----------------    --------
                                     ASSETS

CURRENT ASSETS:
     Cash in checking ...................................   $ 15,571       $ 30,000
                                                            --------       --------

OTHER ASSETS:
     Organization Costs, net
     Of amortization ....................................        342            417
                                                            --------       --------

     Total Assets .......................................   $ 15,913       $ 30,417
                                                            ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES: ....................................   $      0       $      0
                                                            --------       --------

STOCKHOLDERS' EQUITY:
     Preferred stock, 10,000,000
     Shares authorized, $.0001 par
         Value per share, none issued ...................          0              0

     Common stock, 100,000,000 shares
     Authorized, $.0001 par value
     Per share, 20,101,000 shares
     Issued and outstanding .............................      2,010          2,010

     Additional Paid-In-Capital .........................     30,490         30,490

     (Deficit) ..........................................    (16,587)        (2,083)
                                                            --------       --------

     TOTAL LIABILITIES
     AND STOCKHOLDERS' EQUITY ...........................   $ 15,913       $ 30,417
                                                            ========       ========


                 "See notes to condensed financial statements."


                      NATIONAL VENTURE CAPITAL FUND, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS

          For the three and nine months ended January 31, 1999 and 1998
                And for the period from June 12, 1997 (Inception)
                              Thru January 31, 1999

                                    For the three     For the nine    From Inception
                                     months ended     months ended    (June 12, 1997)
                                      January 31,      January 31,    thru January 31,
                                   1999        1998        1999       1998       1999
                                   ----        ----        ----       ----       ----

REVENUES: ...................   $      0   $      0    $      0    $      0    $      0
                                --------   --------    --------    --------    --------

OPERATING EXPENSES:

Accounting and
Legal Expenses ..............      8,600          0       8,600           0       8,600

Amortization ................         25         25          75          70         158

Advertising .................          0          0         547           0         547

Consulting Services..........          0          0       1,000       2,000       3,000

Entertainment ...............        277          0         734           0         734

Filing and
Transfer fees ...............      1,160          0       1,160           0       1,160

Office Expenses .............        148          0       1,094           0       1,094

Postage .....................          0          0         526           0         526

Telephone Expenses ..........        228          0         768           0         768
                                --------   --------    --------    --------    --------

Total Operating
Expenses ....................     10,438         25      14,504       2,070      16,587
                                --------   --------    --------    --------    --------

Net (Loss) ..................   $(10,438) $     (25)   $(14,504)   $ (2,070)   $(16,587)
                                ========   ========    ========    ========    ========

Net (Loss)
Per Share ...................        N/A        N/A         N/A         N/A         N/A
                                ========   ========    ========    ========    ========
Weighted average
Number of Shares
Outstanding .................   20,101,000 20,101,000  20,101,000  20,067,666       N/A
                                ========== --========  ==========  ==========  ========

                 "See notes to condensed financial statements."


                            NATIONAL VENTURE CAPITAL FUND, INC.
                               (A Development Stage Company)

                             STATEMENT OF STOCKHOLDERS' EQUITY
                        For the nine months ended January 31, 1999


                                                                   (Deficit)
                      Common                                      Accumulated     Total
                       Stock          Common     Additional        During the  Stockholders'
                     Number of        Stock        Paid-In        Development     Equity
                      Shares          Amount       Capital           Stage       (Deficit)
                     ---------        ------     ----------       -----------  -------------
Balance
April 30,
1998 ......         20,101,000    $    2,010    $   30,490     $   (2,083)   $    30,417


Net (Loss)
for nine
Month ended
January 31,
1999 ......                                                       (14,504)       (14,504)

Balance,
January 31,
1999 ......         20,101,000    $    2,010    $   30,490     $  (16,587)   $    15,913
                   ===========    ==========    ==========     ==========    ===========






                  "See notes of condensed financial statements"

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
               For the nine months ended January 31, 1999 and 1998
                And for the period from June 12, 1997 (Inception)
                              Thru January 31, 1999
                                                                                                        From Inception
                                                              For the three         For the nine         June 10, 1997
                                                               months ended          months ended       Thru January 31,
                                                             January 31, 1999      January 31, 1998           1999
                                                             ----------------      ----------------     ---------------

CASH FLOWS FROM OPERATION
ACTIVITITES:

Net (Loss) ........................................             $(14,504)             $ (2,070)             $(16,587)

ADJUSTMENTS TO RECONCILE
NET LOSS TO NET CASH USED
IN OPERATING ACTIVITIES:

    Amortization ..................................                   75                    70                   158

    Stock issued for
    Services ......................................                    0                  2000                  2000

   Stock issued for
    Organization costs ............................                    0                   500                   500
                                                                --------              --------              --------

Net Cash Provided by
Financing Activities ..............................              (14,429)                  500               (13,929)

CASH USED FROM
INVESTING ACTIVITIES:

    Organization Costs ............................                    0                  (500)                 (500)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance
    Of Capital stock ..............................               30,000                     0                30,000
                                                                --------              --------              --------

NET INCREASE IN CASH ..............................               15,571                     0                15,571

CASH, BEGINNING OF PERIOD .........................                    0                     0                     0
                                                                --------              --------              --------

CASH END OF THE
PERIOD ............................................             $ 15,571              $      0              $ 15,571
                                                                ========              ========              ========

                  "See notes to condensed financial statements"

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the period June 12, 1997 (Inception) through April 30, 1998, included in the Company's Registration Statement on Form 10-SB. In the opinion of management, all adjustments (Consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended January 31, 1999 are not necessarily indicative of the results that may be expected for the full calendar year ended April 30, 1999. The financial statements are presented on the accrual basis.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements included herein which are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States for interim financial information.

Results of Operations

The Company has generated no revenues from its operations since inception. Since the Company has not generated revenues and has never been in a profitable position, it operates with minimal overhead. The Company's primary activity is to seek an acquisition candidate. As of the end of the reporting period, the Company has concluded no acquisitions and has spoken with no potential candidates. The attempt to seek an acquisition candidate or candidates will be the primary focus of the Company's activities in the current and next fiscal year.

Liquidity and Capital Resources

As of the end of the reporting period, the Company had cash of $15,571. Working capital decreased by $14,429 from $30,000 at April 30, 1998 due to operating expenses.

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

Forward-Looking Statements

The following cautionary statements are made pursuant to the Private Securities Litigation Reform Act of 1995 in order for National to avail itself of the "safe harbor" provisions of that Act. Discussions and information in this document which are not historical facts should be considered forward-looking statements. With regard to forward-looking statements, be advised that actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. National has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. Differences may be caused by a variety of factors, including but not limited to, adverse economic conditions, entry of new and stronger competitors, inadequate capital and the inability to obtain funding from third parties.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 3(i) - Articles of Incorporation. (1)

     Exhibit 3(ii) - Bylaws. (1)

     Exhibit 27.1 - Financial Data Schedule.  Filed herewith.

(b) Reports on Form 8-K: During the quarter ended January 31, 1999, the Company filed no reports on Form 8-K.

---------------

     (1) Incorporated by reference from Registration Statement on Form 10, File No. 0-24211, filed with the SEC on May 6, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NATIONAL VENTURE CAPITAL FUND, INC.



Date: July 9, 1999                           by: /s/  Howard C. Cadwell
                                                --------------------------------
                                                Howard C. Cadwell, President


Date: July 9, 1999                           by: /s/ Laurie L. Quam
                                                 -------------------------------
                                                 Laurie L. Quam, Chief Financial
                                                 and Accounting Officer