Form 10KSB
period 1999-04-30
NATIONAL VENTURE CAPITAL FUND INC
filed 1999-07-23
CIK 1061063

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 1999

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF           TO          .
                                                       ---------    ---------
     Commission File Number:  0-24211

                       National Venture Capital Fund, Inc.
       -------------------------------------------------------------------
      (Exact Name of Small Business Registrant as specified in its charter)


              Colorado                                    84-1432661
      ------------------------------                   ------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)


                 1977 S. Vivian Street, Lakewood, Colorado 80228
                 -----------------------------------------------
                    (Address of principal executive offices)


     Registrant's telephone number:   303-763-5630
     Securities registered under Section 12(b) of the Act:   None

              Securities registered under Section 12(g) of the Act:

                    Common Stock, $0.0001 per share Par Value
                    -----------------------------------------
                                (Title of Class)

Check  whether  the  Registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [x]           No [  ]

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year:  $-0-.

The aggregate market value of the voting stock of the Registrant held by non-affiliates as of July 1, 1999 was not able to be determined since the Registrant's stock has not ever traded.

The number of shares outstanding of the Registrant's common stock, as of the last practicable date, July 1, 1999, was 20,101,000.

                       National Venture Capital Fund, Inc.
                                   FORM 10-KSB

                                     PART I

Item 1.   Description of Business

General Development of Business.

National Venture Capital Fund, Inc. (the "Company" or the "Registrant") is a Colorado corporation. The principal business address is 1977 S. Vivian Street, Lakewood, Colorado 80228.

The Company was incorporated under the laws of the State of Colorado on June 12, 1997. Since inception, the primary activity of the Company has been directed towards organizational efforts. During this fiscal year, the Company plans to implement a program to identify potential acquisition candidates.

As of the date hereof, the Company has not engaged in any preliminary efforts intended to identify possible business opportunities and has neither conducted negotiations nor entered into a letter of intent concerning any business opportunity. The Company is a shell corporation whose principal purpose is to locate and consummate a merger or acquisition with a private entity.

The Company has not been subject to any bankruptcy, receivership or similar proceeding.

Narrative Description of the Business.

From inception to the date hereof, the Company has had no activities. During this period, the Company has carried no inventories or accounts receivable. No independent market surveys have ever been conducted to determine demand for the Company's products and services, since the Company has never had any products or services which it has provided to anyone. During this period, the Company has carried on no operations and generated no revenues. The Company's fiscal year end is April 30th.

The Company presently comprises one corporation with no subsidiaries or parent entities and is in the developmental stage.

The Company proposes to implement a business plan to investigate and, if warranted, merge with or acquire the assets or common stock of an entity actively engaged in business which generates revenues. The Company will seek opportunities for long-term growth potential as opposed to short-term earnings.

As of  the  date  hereof,  the  Company  has  no  business  opportunities  under investigation. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company. Further, there is no present potential that the Company may acquire or merge with a business or company in which the Company's promoters, management or their affiliates or associates directly or indirectly have an ownership interest.

The Company's Board of Directors intends to provide the Company's shareholders with complete disclosure documentation in the form of a proxy statement concerning any potential business opportunity and the structure of the proposed business combination prior to its consummation. While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

As a result of its filing of a Form 10-SB, the Company became subject to the reporting obligations under the Exchange Act. These include this annual report under cover of Form 10-KSB, with audited financial statements, unaudited quarterly reports, and proxy statements in regard to annual shareholder meetings. Any potential acquisition or merger candidates will be required to meet these same requirements, including the necessity of audited financial statements. Such requirements may have the effect of restricting the potential pool of candidates for merger or acquisition. The Company will voluntarily file periodic reports in the event that its obligation to file such reports is suspended under the Exchange Act.

The Registrant has no full-time employees. The Registrant's President and Secretary-Treasurer have agreed to allocate a portion of their time to the activities of the Registrant, without compensation. These officers anticipate that the business plan of the Company can be implemented by their collectively devoting approximately twenty hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment of such officers.

Some of the Company's officers and directors are presently involved and plan to be involved with other "blank check" companies and, as a result, additional potential conflicts of interest may arise. If such a conflict does arise in the future and an officer or director of the Company is presented with business opportunities under circumstances where there may be doubt as to whether the opportunity should belong to the Company or another "blank check" company with which they are affiliated, they will disclose the opportunity to the Boards of Directors of all such companies. If a situation arises in which more than one company desires to merge with or acquire that target company, and the principals of the proposed target company have no preference as to which company will merge with or acquire such target company, the company which first filed a Registration Statement with the U.S. Securities and Exchange Commission will be entitled to proceed with the proposed transaction.

The primary attraction of the Registrant as a merger partner or as an acquisition vehicle will be its status as a public company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present shareholders of the Registrant.

As part of the Company's investigation of any potential acquisition, the officers and directors of the Company will initially meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check
references   of  management   and  key  personnel  and  take  other   reasonable
investigative measures to the extent of the Company's limited financial resources. Management of the Company will utilize the services of its present attorney and accountants in the investigation of prospective acquisitions.

The Company has no present plans to hire a consultant to aid the Company in any acquisition or merger. However, if the Company deems it necessary because of the necessity for specific expertise regarding a particular acquisition, a consultant with such expertise regarding the particular acquisition may be hired. Such consultant would only be utilized for a particular circumstance and not on a general basis.

The Articles of Incorporation of the Company provide that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, the assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

General Business Plan.

The Company's purpose is to seek, investigate and, if such investigation warrants, to acquire controlling interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location. The Company may participate in a business venture of virtually any kind or nature.

The Company will solicit prospective acquisitions based upon informal contacts or relationships which management has or will develop in the future. There are no plans to advertise for acquisitions or to hire third party consultants to facilitate acquisitions. The Company has no way of knowing how many individuals will be contacted before a potential acquisition may be finalized. The Company has no plans to do any acquisition with any associates or affiliates of management, or with management itself.

The Company may seek a business opportunity in the form of firms which have recently commenced operations, are developing companies in need of expansion into new products or markets, are seeking to develop a new product or service or are established, mature businesses. The Company may also offer a controlling interest to such business opportunity, if the situation warrants.

In seeking business opportunities, the management decision of the Company will be based upon the objective of seeking long-term appreciation in the value of the Company. Current income will only be a minor factor in such decisions.

It is not anticipated that the Company will be able to participate in more than one business opportunity. However, Management may, in its sole discretion, elect to enter into more than one acquisition if it believes these transactions can be effectuated on terms favorable to the Company. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another and should be considered a substantial risk to shareholders of the Company.

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors. The Company will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, the Company will consider the following, among other, factors:

(a) potential for growth, as indicated by new technology, anticipated market expansion or new products;

(b) competitive position compared to other firms of similar size and experience within the industry segment, as well as within the industry as a whole;

(c) strength and diversity of management, either in place or scheduled for recruitment;

(d) capital requirements and anticipated availability of required funds to be provided by the target company from operations, through the sale of additional securities, the formation of joint ventures or similar arrangements, or from other sources;

(e) the cost of participation by the Company as compared to the perceived tangible and intangible values and potential;

(f)  the extent to which the business opportunity can be advanced;

(g)  the  accessibility  of  required  management  expertise,   personnel,   raw
     materials, services, professional assistance and other required items; and

(h) such other relevant factors as may arise from time to time, including investor and market maker, if any, interest.

In applying the foregoing criteria, no one of which is now known to be controlling, Management will attempt to analyze all relevant factors and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Because of the Company's lack of capital, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take a substantial amount of time and may not occur during the next 12 months.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity and containing such items as: (i) a description of product, service and company history; (ii) management resumes; (iii) financial information (including projections and audited financial statements, if available); (iv) available projections with related assumptions upon which they are based; (v) an explanation of proprietary products and services; (vi) evidence of existing patents, trademarks or service marks or rights thereto;
(vii) present and proposed forms of compensation to management; (viii) a description of transactions between the target and its affiliates during relevant periods; (ix) a description of present and required facilities; (x) an analysis of risks and competitive conditions; (xi) a financial plan of operation and estimated capital requirements; and (xii) other information deemed relevant under the circumstances, including investor and market makers, but only after the release of public information on the target.

As part of the Company's investigation, officers and directors will meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures to the extent of the Company's limited financial resources.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, Management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. The Company has no present plans to raise any necessary capital through private placements or public offerings prior to the location of an acquisition or merger candidate.

Markets.

The Company's initial marketing plan will be focused completely on finding an acquisition candidate as discussed above. No efforts toward this marketing plan have been made as of the date of this report.

Raw Materials.

The use of raw materials is not a material factor in the Company's operations.

Customers and Competition.

At the present time, the Company is expected to be an insignificant participant among the firms which engage in the acquisition of business opportunities. There are a number of established companies, such as venture capital and financial concerns, many of which are larger and better capitalized than the Company and/or have greater personnel resources and technical expertise. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Backlog.

At April 30, 1999, the Company had no backlogs.

Employees.

At as of this report, the Company has no employees. The Company does not plan to hire employees in the near future.

Proprietary Information.

The Company has no proprietary information.

Government Regulation.

The Company is not subject to any material governmental regulation or approvals.

Research and Development.

The Company has never spent any amount in research and development activities.

Environmental Compliance.

The Company is not subject to any costs for compliance with any environmental laws.

Item 2.   Description of Property

See discussion above under "Description of Business - General Development of Business."

Item 3.   Legal Proceedings

No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fiscal year covered by this report.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Principal Market or Markets. The Company's securities have never been listed for trading on any market and are not quoted at the present time. At the present time, the Company does not know where secondary trading will eventually be conducted. The place of trading, to a large extent, will depend upon the size of the Company's eventual acquisition. To the extent, however, that trading will be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board," a shareholder may find it more difficult to dispose of or obtain accurate quotations as to price of the Company's securities. In addition, The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stock and for trades in any stock defined as a penny stock.

Holders. As of the date hereof, a total of 20,101,000 of shares of the Company's Common Stock were outstanding and the number of holders of record of the Company's common stock at that date was forty.

Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein nor does the Company anticipate paying dividends in the foreseeable future

The Securities Enforcement and Penny Stock Reform Act of 1990.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless the Company can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that the Company's securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in the Company's securities may be required to provide additional information related to their fitness to trade the Company's shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade the Company's securities and would thereby make it unlikely that any liquid trading market would ever result in the Company's securities while the provisions of this Act might be applicable to those securities.

Blue Sky Compliance.

The trading of blank check companies may be restricted by the securities laws ("Blue Sky" laws) of the individual states. Management is aware that a number of states currently prohibit the unrestricted trading of blank check companies absent the availability of exemptions, which are in the discretion of the states' securities administrators. The effect of these states' laws would be to limit the trading market, if any, for the shares of the Company and to make resale of shares acquired by investors more difficult.

The impact of these Blue Sky laws is considered to be minimal since the Company does not intend to qualify the Company's outstanding securities for secondary trading in any state until such time as an acquisition or merger has been consummated.

Investment Company Act of 1940.

The Company does not intend to engage in any activities which would cause it to be classified as an "investment company" under the Investment Company Act of 1940, as amended. However, to the extent that the Company would inadvertently become an investment company because of its activities, the Company would be subjected to additional, costly and restrictive regulation.

Item 6.   Management's Discussion and Analysis or Plan of Operation

Results of Operations.

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

Liquidity and Capital Resources.

As of the end of the reporting period, the Company had cash of $12,842, a decrease of $17,158 from April 30, 1998. The Company had working capital of $12,244 at April 30, 1999.

Management feels that the Company has inadequate working capital to pursue any business opportunities other than seeking an acquisition candidate. The Company will have minimal capital requirements prior to the consummation of any acquisition but can pursue an acquisition candidate. Until a suitable candidate is identified, Howard C. Cadwell and Laurie L. Quam will personally provide the necessary funds for the operation of the Company, which are expected to be minimal. There are no plans to reimburse either Mr. Cadwell or Ms. Quam for any advances. The Company does not intend to pay dividends in the foreseeable future.

Item 7.   Financial Statements

The complete financial statements are included at Item 13 herein.

Item 8. Disagreements with Accountants on Accounting on Accounting and Financial Disclosure


The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Directors and Executive Officers of the Company, their ages and positions held in the Company as of April 30, 1999 are as follows:


   Name, Age and
Municipality Residence        Office                        Principal Occupation
----------------------        ------                        --------------------

Howard C. Cadwell             President and Director        Restaurant owner
Lakewood, Colorado            since inception
Age:  57


Laurie L. Quam                Secretary, Treasurer and      Publishing
Lakewood, Colorado            Director since inception
Age:  38

The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The officers serve at the discretion of the Company's Directors. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

HOWARD C. CADWELL. Mr. Cadwell has been the President and a Director of the Company since inception in 1997. He is the founder and owner of Big City Burrito, a Mexican restaurant in Fort Collins, Colorado. He has been involved with the Mexican restaurant from 1994 to the present. From 1982 until 1993, he was the owner of Pottery World, a retail pottery store in San Jose, California. Mr. Cadwell attended the University of Wyoming and majored in Electrical Engineering.

LAURIE L. QUAM. Ms. Quam has been Secretary-Treasurer and a Director of the Company since inception in 1997. She is also the Secretary and a Director of New World Publishing, Inc., a public company. From 1990 to 1994, she was the owner of Budget Framer, a private business. She attended Miami Dade Community College in Miami, Florida.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16 (a) of the Securities Exchange Act of 1934 (the "34 Act") requires the Company's officers and directors and persons owning more than ten percent of the Company's Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally,
Item 405 of Regulation S-B under the 34 Act requires the Company to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, the Company has the following report to make under this section. None of the Officers or Directors of the Company made timely filings of their Forms 3 and 5 in the last fiscal year.

Item 10.  Executive Compensation

None of the Company's officers and/or directors receive any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations. Any compensation will be dependent upon a combination of factors, including the percentage of time a person devotes to the business of the Company, experience, ability of the Company to pay, and other items. The Company has no retirement, pension, profit sharing, stock option, insurance or other similar programs.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following sets forth the number of shares of the Registrant's $0.0001 par value common stock beneficially owned by (i) each person who, as of March 31, 1999, was known by the Company to own beneficially more than five percent (5%) of its common stock; (ii) the individual Directors of the Registrant and (iii) the Officers and Directors of the Registrant as a group.

Name of
Beneficial Owner/                      Shares                      Percent
Officer or Director/                Beneficially                     Of
Identity of Group                      Owned                        Class
-------------------                 ------------                   -------

Howard C. Cadwell                    8,002,000(1)                   39.8%
President and Director

Laurie L. Quam                       8,000,000                      39.8%
Secretary, Treasurer and
Director

All Officers and Directors          16,002,000(1)                   79.6%
as a Group
(two persons)
-------------------

(1)  Includes 1,000 shares owned by Laurie Q. Cadwell, wife of Howard C. Cadwell

All of the shareholders of the Company have signed lock up agreements which will prevent all of the common shares from being sold or transferred, either in the open market or in a private transaction, until the Company has consummated a merger or acquisition and is no longer classified as a shell corporation under applicable federal or state law. The share certificates will be held by the Company's counsel until such merger or acquisition has been consummated. Any liquidation of the current shareholders after the release of the shares from the lock up may have a depressive effect upon the trading prices of the Company's securities in any future market which may develop.

Item 12.  Certain Relationships and Related Transactions

During the fiscal year ended April 30, 1999 the Company's business office was located at 1977 S. Vivian Street, Lakewood, Colorado 80228. The Company paid a nominal amount for rent for this office space, which is occupied by Ms. Laurie
L. Quam, plus paid certain costs for business services such as a phone and fax machine.

Item 13.  Exhibits and Reports on Form 8-K

(a)  The following is filed as part of this report:

          (1) FINANCIAL STATEMENTS - April 30, 1999 and the fiscal year ended April 30, 1999 and 1998.

          (2) SCHEDULES - Schedules are omitted as the information is not required or not applicable, or the required information is shown in the financial statements or notes thereto.

          (3) EXHIBITS - The following exhibits are filed as part of this Annual
Report:

          Exhibit No.  Description
          ----------   -----------
             3.1       Articles of Incorporation, as Amended (1)
             3.2       Bylaws (1)
             10.1      Form of Subscription Agreement with Lock Up Provisions(1)
          ---------------------
          (1)  Previously filed.

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended April 30, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, National Venture Capital Fund, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL VENTURE CAPITAL FUND, INC.


Dated:  July 9, 1999               By:  /s/ Howard C. Cadwell
                                       -----------------------------------------
                                       Howard C. Cadwell, President and Director


Dated:  July 9, 1999               By:  /s/ Laurie L. Quam
                                       -----------------------------------------
                                       Laurie L. Quam, Chief Financial Officer,
                                       Secretary, Treasurer and Director

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A Development Stage Company)






                                  AUDIT REPORT

                    For Year Ended April 30, 1999 and For the
                      Period From June 12, 1997 (Inception)
                             Through April 30, 1998


















                            Janet Loss, C.P.A., P.C.
                           Certified Public Accountant
                       3525 South Tamarac Drive, Suite 120
                             Denver, Colorado 80237
                                 (303) 220-0227

                          INDEX TO FINANCIAL STATEMENTS

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A Development Stage Company)



                                TABLE OF CONTENTS



ITEM                                                                        PAGE

Independent Auditor's Report................................................ F-1


Balance Sheets.............................................................. F-2


Statements of Operations ................................................... F-3


Statements of Stockholders' Equity (Deficit)................................ F-4


Statements of Cash Flows.................................................... F-5


Notes to Financial Statements............................................... F-6








                            Janet Loss, C.P.A., P.C.
                           Certified Public Accountant
                       3525 South Tamarac Drive, Suite 120
                             Denver, Colorado 80237
                                 (303) 220-0227

Board of Directors
National Venture Capital Fund, Inc.
(A Development Stage Company)
2121 South Oneida Street
Suite 332
Denver, Colorado 80224


I have audited the accompanying Balance Sheet of National Venture Capital Fund, Inc. (A Development Stage Company) as of April 30, 1999 and 1998, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the year ended April 30, 1999 and for the period from June 12, 1997 (Inception) through April 30, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Venture Capital Fund, Inc. (A Development Stage Company) as of April 30, 1999 and 1998, and the results of its operations and their cash flow for the year ended April 30, 1999 and for the period from June 12, 1997 (Inception) through April 30, 1998.


/s/ Janet Loss, C.P.A., P.C.
Janet Loss, C.P.A., P.C.



June 3, 1999

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                             April 30, 1999 and 1998

ASSETS
                                                            1999         1998
                                                            ----         ----
CURRENT ASSETS:
     Cash in checking ..............................     $ 12,842      $ 30,000
     Prepaid Rent ..................................          540             0
                                                         --------      --------

     Total Current Assets ..........................       13,382        30,000
                                                         --------      --------

OTHER ASSETS:
     Organization Costs, net of amortization .......          317           417
                                                         --------      --------

TOTAL ASSETS .......................................     $ 13,699      $ 30,417
                                                         ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable ..............................     $  1,138      $      0
                                                         --------      --------

STOCKHOLDERS' EQUITY:
  Preferred stock, 10,000,000
  Shares authorized $.0001
  Par value per share,
  None issued
  Common stock, 100,000,000
  Shares authorized $.0001
  Par value per share,
  20,101,000 shares issued and outstanding .........        2,010         2,010

     Additional Paid-In Capital ....................       30,490        30,490
     (Deficit) .....................................      (19,939)       (2,083)
                                                         --------      --------
         Total Stockholders' Equity ................       12,561        30,417
                                                         --------      --------

         Total Liabilities and
         Stockholders' Equity ......................     $ 13,699      $ 30,417
                                                         ========      ========

The accompanying notes are an integral part of the financial statements.

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                    For the Year Ended April 30, 1999 and For the Period from June 12, 1997 (Inception)
                             Through April 30, 1998


                                                      April 30,       April 30,
                                                        1999             1998
                                                      --------        ---------

REVENUES: ....................................      $        0       $        0
                                                    ----------       ----------

OPERATING EXPENSES:
     Accounting and legal fees ...............      $    8,600                0
     Advertising .............................             547                0
     Amortization ............................             100               83
     Consulting Services .....................           1,000            2,000
     Entertainment ...........................           1,248                0
     Filing and Transfer fees ................           1,310                0
     Office Expenses .........................           1,701                0
     Postage .................................           1,002                0
     Rent Expense ............................             540                0
     Telephone Expenses ......................           1,808                0
                                                    ----------       ----------

     TOTAL OPERATING EXPENSES ................          17,856            2,083
                                                    ----------       ----------

     NET (LOSS) ..............................      $  (17,856)      $   (2,083)
                                                    ==========       ==========

     NET (LOSS)
     PER COMMON SHARE ........................             N/A              N/A
                                                    ==========       ==========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING ........................      20,101,000       20,101,000
                                                    ==========       ==========




The accompanying notes are an integral part of the financial statements.


                                        NATIONAL VENTURE CAPITAL FUND, INC.
                                           (A Development Stage Company)

                                     For the Year Ended April 30, 1999 and for
                                 The period from June 12, 1997 (Inception) through
                                                  April 30, 1998

                                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                    Accumulated
                                         Common                                                       (Deficit)
                                          Stock                                   Additional         During the
                                        Number of          Common Stock            Paid-In           Development      Stockholders'
                                         Shares               Amount               Capital              Stage            Equity
                                        ---------          ------------           ----------        ------------      -------------
June 12, 1997
Shares issued for
services .....................          20,001,000       $       2,000       $         500       $           0        $       2,500

April 30, 1998
100,000,000
shares issued for
cash .........................             100,000                  10              29,990                   0               30,000

Net (Loss) for
period from
June 12, 1997
(Inception)
through
April 30, 1998 ...............                   0                   0                   0              (2,083)              (2,083)


Balance,
April 30, 1998 ...............          20,101,000               2,010              30,490       $      (2,083)              30,417

Net (Loss) for
the year ended
April 30, 1999 ...............                                                                         (17,856)             (17,856)
                                     -------------       -------------       -------------       -------------        -------------

Balance,
April 30, 1999 ...............          20,101,000       $       2,010       $      30,490       $     (19,939)       $      12,561
                                     =============       =============       =============       =============        =============



The accompanying notes are an integral part of the financial statements.

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                  For the Year Ended April 30, 1999 and for the
                      Period From June 12, 1997 (Inception)
                             through April 30, 1998

                                                          April 30,    April 30,
                                                            1999         1998
                                                          ---------    ---------
CASH FLOWS FROM OPERATING
ACTIVITIES:

     Net (Loss) ....................................     $(17,856)     $ (2,083)
     Adjustments to Reconcile
     Net (Loss) to Cash Flow From
     Operating Activities:
         Amortization ..............................          100            83
         Increase in Prepaid Rent ..................         (540)            0
         Increase in Accounts Payable ..............         1138             0
         Stock issued for services .................            0         2,000
         Stock issued for organization costs .......            0           500
                                                         --------      --------

NET CASH PROVIDED BY
FINANCING ACTIVITIES ...............................      (17,158)          500

CASH FLOWS FROM
INVESTING ACTIVITIES:

     Organization Costs ............................            0          (500)

CASH FLOWS FROM FINANCING
ACTIVITIES:

     Proceeds from issuance
     of Capital stock ..............................            0        30,000
                                                         --------      --------

CASH, BEGINNING OF PERIOD ..........................       30,000             0
                                                         --------      --------

CASH, END OF PERIOD ................................     $ 12,842      $ 30,000
                                                         ========      ========


The accompanying notes are an integral part of the financial statements.

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

National Venture Capital Fund, Inc. (A Development Stage Company), a Colorado Corporation, was incorporated June 12, 1997, for the purpose of seeking potential business acquisitions or mergers.

     Accounting Method

     The company records income and expenses on the accrual method.

     Organization Costs

     Costs incurred in organizing the company are being amortized over a sixty-month period.

     Year End

     The Company has elected a fiscal year-end of April 30th.

     Loss Per Share

     Net loss is calculated by dividing the net loss by the weighted average number of common shares outstanding.



NOTE II - RELATED PARTY TRANSACTIONS

The Company maintains its principal place of business in space provided by an officer of the Company pursuant to an oral agreement for a nominal amount with reimbursement for out of pocket expenses, such as telephone.