Form 10QSB
period 1999-07-31
NATIONAL VENTURE CAPITAL FUND INC
filed 2000-12-04
CIK 1061063

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended July 31, 1999
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ____________ to ____________

                           Commission File No.0-24211

                       NATIONAL VENTURE CAPITAL FUND, INC.
                       -----------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)


                 Colorado                                    84-1432661
              ---------------                         --------------------------
              (State or other                         (IRS Employer File Number)
              jurisdiction of
              incorporation)

          1977 S. Vivian Street
            Lakewood, Colorado                                 80228
----------------------------------------                     ----------
(Address of principal executive offices)                     (zip code)


                                 (303) 763-5630
                                 --------------
              (Registrant's telephone number, including area code)

     Securities to be Registered Pursuant to Section 12(b) of the Act: None

        Securities to be Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, $0.0001 per share par value

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes      No  X
                                       ---     ---

The number of shares outstanding of Registrant's common stock, par value $0.0001 per share, as of July 31, 1999 were 20,101,000 common shares.

References in this document to "us," "we," or "the Company" refer to National Venture Capital Fund, Inc.

                         PART 1 - FINANCIAL INFORMATION

ITEM I.  Financial Statements

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                          FORM 10-QSB QUARTERLY REPORT


                                  JULY 31, 1999





                            JANET LOSS, C.P.A., P.C.
                           CERTIFIED PUBLIC ACCOUNTANT
                         1780 S. BELLAIRE ST., SUITE 500
                             DENVER, COLORADO 80222

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      INDEX TO FORM 10-QSB QUARTERLY REPORT


                                TABLE OF CONTENTS
                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS                                PAGE
-----------------------------                                ----
Unaudited Balance Sheet at July
31, 1999 and April 30, 1999 (Audited)...................     F-2

Statements of Operations for the three
Months ended July 31, 1999 and 1998 and
For the period from June 12, 1997
(Inception) through July 31, 1999.......................     F-3

Statements of Stockholders' Equity
(Deficit) for the three months
Ended July 31, 1999.....................................     F-4

Statements of Cash Flows for the three
Months ended July 31, 1999 and 1998, and
For the period from June 12, 1997
(Inception) through July 31, 1999.......................     F-5

Notes to Financial Statements ...........................    F-6

                      NATIONAL VENTURE CAPITAL FUND, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                         (UNAUDITED)       AUDITED
                                                           JULY 31,       APRIL 30,
                                                            1999             1999
                                                       --------------     ---------
      ASSETS

CURRENT ASSETS:
Cash in checking                                         $  4,966         $ 12,842

Prepaid Rent                                                    0              540
                                                         --------         --------

     TOTAL CURRENT ASSETS                                   4,966           13,382
                                                         --------         --------

OTHER ASSETS:

Organization Costs, net
     Of Amortization                                          292              317
                                                         --------         --------

TOTAL ASSETS                                             $  5,258         $ 13,699
                                                         ========         ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts Payable                                         $      0         $  1,138
                                                         --------         --------

STOCKHOLDERS' EQUITY:

Preferred Stock, 10,000,000 shares
 Authorized $0.0001 par value per
 Share, none issued                                             0                0

Common stock, 100,000,000 shares
 Authorized $0.0001 par value per
 Share, issued and outstanding                              2,010            2,010

 Additional Paid-in-Capital                                30,490           30,490

 (Deficit)                                                (27,242)         (19,939)
                                                         --------         --------

     Total Stockholders' Equity                             5,258           12,561
                                                         --------         --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                     $  5,258         $ 13,699
                                                         ========         ========

    The accompanying notes are an integral part of the financial statements.

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
               For the Three Months Ended July 31, 1999 and 1998
               And for the Period From June 12, 1997 (Inception)
                             Through July 31, 1999

                                                                                     FOR THE PERIOD
                                                                                   FROM JUNE 12, 1997
                                         FOR THE THREE MONTHS ENDED               (INCEPTION) THROUGH
                                   JULY 31, 1999            JULY 31, 1998            JULY 31, 1999
                                   -------------            -------------         -------------------
REVENUES:                          $          0             $          0             $          0
                                   ------------             ------------             ------------


OPERATING EXPENSES:
Accounting and
     Legal fees                    $      1,300             $          0             $      9,900
Advertising                                   0                      547                      547
Amortization                                 25                       25                      208
Consulting Services                           0                    1,000                    3,000
Entertainment                                 0                      229                    1,248
Filing and
     Transfer fees                            0                        0                    1,310
Office Expense                                0                      687                    1,701
Postage                                       0                        0                    1,002
Referral Fees                             5,000                        0                    5,000
Rent Expenses                               540                        0                    1,080
Telephone Expenses                          438                      400                    2,246
                                   ------------             ------------             ------------

TOTAL OPERATING
     EXPENSES                             7,303                    2,888                   27,242
                                   ------------             ------------             ------------

NET LOSS                           $     (7,303)            $     (2,888)            $    (27,242)
                                   ============             ============             ============

NET INCOME (LOSS)
     PER COMMON SHARE                       N/A                      N/A                      N/A
                                   ============             ============             ============

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                20,101,000               20,101,000               20,101,000
                                   ============             ============             ============


    The accompanying notes are an integral part of the financial statements.

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    For the Three Months Ended July 31, 1999


                                                                                              Accumulated
                                     Common                                                    (Deficit)              Total
                                     Stock                                Additional          During the          Stockholders'
                                   Number of         Common Stock          Paid-in            Development            Equity
                                     Shares             Amount             Capital               Stage              (Deficit)
                                   ----------        ------------         ----------         ------------         -------------
May 1, 1999                        20,101,000         $    2,010          $   30,490          $  (19,939)          $   12,561

Net (Loss) for the Three
Months Ended July 31, 1999                  0                  0                   0              (7,303)              (7,303)
                                   ----------         ----------          ----------          ----------           ----------
Balance July 31, 1999              20,101,000         $    2,010          $   30,490          $  (27,242)          $    5,258
                                   ==========         ==========          ==========          ==========           ==========


    The accompanying notes are an integral part of the financial statements.

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended July 31, 1999 and 1998
               And for the Period From June 12, 1997 (Inception)
                              Through July 31, 1999

                                                                              FOR THE PERIOD
                                                                            FROM JUNE  12, 1997
                                         FOR THE THREE MONTHS ENDED         (INCEPTION) THROUGH
                                      JULY 31, 1999        JULY 31,1998        JULY 31, 1999
                                      -------------        ------------     -------------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
     Net Income (Loss)                  $ (7,303)            $ (2,888)            $(27,242)

ADJUSTMENTS TO RECONCILE
NET (LOSS) TO CASH FLOW FROM
OPERATING ACTIVITIES:
Amortization                                  25                   25                  208
(Increase) Decrease in
     Prepaid Rent                            540                    0                    0
Increase (Decrease) in
     Accounts Payable                     (1,138)                   0                    0
Stock Issued for
     Services                                  0                    0                2,000
Stock Issued for
     Organization Costs                        0                    0                  500
                                        --------             --------             --------

NET CASH PROVIDED BY
     OPERATING ACTIVITIES                 (7,876)              (2,863)             (24,534)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Organization Costs                             0                    0                 (500)
Deferred Offering Costs                        0               (3,505)                   0
Proceeds From Issuance of
     Capital Stock                             0               30,000               30,000
                                        --------             --------             --------

NET (DECREASE) INCREASE
     IN CASH                              (7,876)              23,632                4,966

     CASH, BEGINNING OF
         PERIOD                           12,842                    0                    0
                                        --------             --------             --------

CASH, END OF PERIOD                     $  4,966             $ 23,632             $  4,966
                                        ========             ========             ========


    The accompanying notes are an integral part of the financial statements.

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE I - HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

National Venture Capital Fund, Inc. (A Development Stage Company), a Colorado Corporation, was incorporated June 12, 1997, for the purpose of seeking potential businesses acquisition or mergers.

     Accounting Method

     The company record income and expenses on the accrual method.

     Organization Costs

     Costs incurred in organizing the company are being amortized over a sixty-month period.

     Year End

     The Company has elected a fiscal year-end of April 30th.

     Loss Per Share

     Net Loss is calculated by dividing the net loss by the weighted average number or common shares outstanding.


NOTE II - RELATED PARTY TRANSACTION

The Company maintains its office in space provided by an officer of the Company pursuant to an oral agreement with reimbursement for out of pocket expenses, such as telephone.

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop operations, our success in finding one or more acquisition candidates, and the impact of competition on the development of revenues.

         When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Results of Operations

         We have not generated any Revenues from operations since our inception. Our Total Operating Expenses for the three months ended July 31, 1999 were $7,303 compared to Total Operating Expenses for the three months ended July 31, 1998 of $2,888. We had Total Operating Expenses since inception of $27,242. Since we have not generated Revenues, our Net Losses for these periods was the same as our Total Operating Losses. We operate with minimal overhead. Our primary activity will be to seek an acquisition candidate. As of the end of the reporting period, we had concluded no acquisitions and had spoken with no potential candidates. The attempt to seek an acquisition candidate or candidates will be our primary focus in the coming fiscal year.

Liquidity and Capital Resources

         As of the end of the reporting period and from inception, we had $4,966 in cash, compared to $23,632 in cash for the three months ended July 31, 1999. We had no Accounts Receivable or Accounts Payable for the period.

         Management feels that we have inadequate working capital to pursue any business opportunities other than seeking an acquisition candidate. We will have minimal capital requirements prior to the consummation of any acquisition but can pursue an acquisition candidate. Until a suitable candidate is identified, our officers and directors will personally provide the necessary funds for our operation, which are expected to be minimal. There is no plan to reimburse any of our officers and directors for any advances. We do not intend to pay dividends in the foreseeable future.

                           PART II- OTHER INFORMATION

ITEM 1.  Legal Proceedings

         No legal proceedings of a material nature to which we are a party were pending during the reporting period, and we know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in his capacity as such.

ITEM 2.  Changes in Securities. None.

ITEM 3.  Defaults upon Senior Securities. None.

ITEM 4.  Submission of Matters to a Vote of Security Holders. None

ITEM 5.  Other Information. None.

ITEM 6.  Exhibits and Reports on Form 8-K.

No exhibits as set forth in Regulation S-K are considered necessary in this 10-QSB filing. No reports on Form 8-K were filed as of the most recent fiscal quarter.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             NATIONAL VENTURE CAPITAL, INC.




Dated: 12/04/00                              By: /s/ Farhad Behzadi
       --------                                  -------------------------------
                                                 Farhad Behzadi
                                                 President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                             CHIEF FINANCIAL AND ACCOUNTING
                                                 OFFICER



Dated: 12/04/00                              By: /s/ Marc Baker
       --------                                  -------------------------------
                                                 Marc Baker
                                                 Treasurer

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER             DESCRIPTION
 -------            ----------
   27               Data Schedule