Form 10QSB
period 2000-01-31
NATIONAL VENTURE CAPITAL FUND INC
filed 2000-12-04
CIK 1061063

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended January 31, 2000
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ____________ to ____________

                           Commission File No.0-24211

                       NATIONAL VENTURE CAPITAL FUND, INC.
                       -----------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)


                Colorado                                     84-1432661
             ---------------                          --------------------------
             (State or other                          (IRS Employer File Number)
             jurisdiction of
             incorporation)

         1472 Glade Gulch Road
         Castle Rock, Colorado                                 80104
----------------------------------------                     ----------
(Address of principal executive offices)                     (zip code)


                                 (303) 378-7634
                                 --------------
              (Registrant's telephone number, including area code)

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

The number of shares outstanding of Registrant's common stock, par value $0.0001 per share, as of January 31, 2000 were 20,101,000 common shares.

References in this document to "us," "we," or "the Company" refer to National Venture Capital Fund, Inc.

                         PART 1 - FINANCIAL INFORMATION

ITEM I. Financial Statements

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                          FORM 10-QSB QUARTERLY REPORT


                                JANUARY 31, 2000







                            JANET LOSS, C.P.A., P.C.
                           CERTIFIED PUBLIC ACCOUNTANT
                         1780 S. BELLAIRE ST., SUITE 500
                             DENVER, COLORADO 80222

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      INDEX TO FORM 10-QSB QUARTERLY REPORT


                                TABLE OF CONTENTS
                         PART I - FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS                                      PAGE
                                                                   ----
Unaudited Balance Sheet at January
31, 2000 and April 30, 1999 (Audited) ......................        F-2

Statements of Operations for the three
And nine months ended January 31, 2000
And 1999 and for the period from June
12, 1997 through January 31, 2000 ..........................        F-3

Statements of Stockholders' Equity
(Deficit) for the nine months
Ended January 31, 2000 .....................................        F-4

Statements of Cash Flows for the three
And nine months ended January 31, 2000
And 1999 and for the period from June
12, 1997 through January 31, 2000 ..........................        F-5

Notes to Financial Statements ..............................        F-6

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                                   BALANCE SHEETS
                                                    (UNAUDITED)         AUDITED
                                                     JANUARY 31,        APRIL 30,
                                                        2000              1999
                                                   --------------       ---------
          ASSETS

CURRENT ASSETS:
Cash in checking                                       $  2,506         $ 12,842

Prepaid Rent                                                  0              540
                                                       --------         --------

     TOTAL CURRENT ASSETS                                 2,506           13,382
                                                       --------         --------

OTHER ASSETS:

Organization Costs, net
     Of Amortization                                          0              317
                                                       --------         --------

TOTAL ASSETS                                           $  2,506         $ 13,699
                                                       ========         ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts Payable                                       $      0         $  1,138
                                                       --------         --------

STOCKHOLDERS' EQUITY:

Preferred Stock, 10,000,000 shares
 Authorized $0.0001 par value per
 Share, none issued                                           0                0

Common stock, 100,000,000 shares
 Authorized $0.0001 par value
 Per share, 20,101,000 shares
 Issued and outstanding                                   2,010            2,010

 Additional Paid-in-Capital                              30,490           30,490

 (Deficit)                                              (29,994)         (19,939)
                                                       --------         --------

     Total Stockholders' Equity                           2,506           12,561
                                                       --------         --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                   $  2,506         $ 13,699
                                                       ========         ========

    The accompanying notes are an integral part of the financial statements.

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended January 31, 2000 and 1999
                And for the Period From June 12, 1997 (Inception)
                            Through January 31, 2000

                                      FOR THE THREE                          FOR THE NINE             FROM JUNE 12, 1997
                                       MONTHS ENDED                          MONTHS ENDED                 (INCEPTION)
                                        JANUARY 31,                           JANUARY 31,                   THROUGH
                                  2000               1999              2000               1999         JANUARY 31, 2000
                             ------------       ------------       ------------       ------------    ------------------
REVENUES:                    $          0       $          0       $          0       $          0       $          0
                             ------------       ------------       ------------       ------------       ------------

OPERATING EXPENSES:
Accounting and
     Legal fees              $          0       $      8,600       $      3,332       $      8,600       $     11,932
Advertising                             0                  0                  0                547                547
Amortization                          267                 25                317                 75                500
Consulting Services                     0                  0                  0              1,000              3,000
Edgar Filings                           0                  0                384                  0                384
Entertainment                           0                277                  0                734              1,248
Filing and
     Transfer fees                      0              1,160                  0              1,160              1,310
Office Expense                          0                148                  0              1,094              1,701
Postage                                 0                  0                  0                526              1,002
Referral Fees                           0                  0              5,000                  0              5,000
Rent Expenses                           0                  0                540                  0              1,080
Telephone Expenses                      0                228                438                768              2,246
Taxes and Licenses                     44                  0                 44                  0                 44
                             ------------       ------------       ------------       ------------       ------------
     TOTAL OPERATING
     EXPENSES                         311             10,438             10,055             14,504             29,994
                             ------------       ------------       ------------       ------------       ------------

NET (LOSS)                   $       (311)      $    (10,438)      $    (10,055)      $    (14,504)      $    (29,994)
                             ============       ============       ============       ============       ============

NET INCOME (LOSS)
     PER COMMON SHARE                 N/A                N/A                N/A                N/A                N/A
                             ============       ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING          20,101,000         20,101,000         20,101,000         20,101,000         20,101,000
                             ============       ============       ============       ============       ============


    The accompanying notes are an integral part of the financial statements.

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   For the Nine Months Ended January 31, 2000

                                                                               Accumulated
                             Common                                             (Deficit)            Total
                             Stock                            Additional       During the         Stockholders'
                           Number of       Common Stock         Paid-in        Development           Equity
                             Shares           Amount            Capital           Stage             (Deficit)
                          ----------       ------------       ----------       ------------       -------------
May 1, 1999               20,101,000        $    2,010        $   30,490        $  (19,939)        $   12,561

Net (Loss) for the
Nine Months Ended
January 31, 2000                   0                 0                 0           (10,055)           (10,055)
                          ----------        ----------        ----------        ----------         ----------

Balance January
31, 2000                  20,101,000        $    2,010        $   30,490        $  (29,994)        $    2,506
                          ==========        ==========        ==========        ==========         ==========


    The accompanying notes are an integral part of the financial statements.

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended January 31, 2000 and 1999
                And for the Period From June 12, 1997 (Inception)
                            Through January 31, 2000

                                                                                FOR THE PERIOD
                                                                              FROM JUNE 12, 1997
                                          FOR THE NINE MONTHS ENDED          (INCEPTION) THROUGH
                                   JANUARY 31, 2000       JANUARY 31, 1999     JANUARY 31, 2000
                                   ----------------       ----------------   -------------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
     Net Income (Loss)                  $(10,055)            $(14,504)            $(29,994)

ADJUSTMENTS TO RECONCILE
NET (LOSS) TO CASH FLOW FROM
OPERATING ACTIVITIES:
Amortization                                 317                   75                  500
(Increase) Decrease in
     Prepaid Rent                            540                    0                    0
Increase (Decrease) in
     Accounts Payable                     (1,138)                   0                    0
Stock Issued for
     Services                                  0                    0                2,000
Stock Issued for
     Organization Costs                        0                    0                  500
                                        --------             --------             --------
NET CASH PROVIDED BY
     OPERATING ACTIVITIES                (10,336)             (14,429)             (26,994)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Organization Costs                             0                    0                 (500)
Deferred Offering Costs                        0                    0                    0

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Issuance of
     Capital Stock                             0               30,000               30,000
                                        --------             --------             --------

NET (DECREASE) INCREASE
     IN CASH                             (10,336)              15,571                2,506

     CASH, BEGINNING OF
         PERIOD                           12,842                    0                    0
                                        --------             --------             --------

CASH, END OF PERIOD                     $  2,506             $ 15,571             $  2,506
                                        ========             ========             ========

    The accompanying notes are an integral part of the financial statements.

                       NATIONAL VENTURE CAPITAL FUNC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

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


NOTE III - RELATED PARTY TRANSACTION

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

Results of Operations

         We have not generated any revenues from operations since our inception. Our Total Operating Expenses for the three months ended January 31, 2000 were $311 compared to Total Operating Expenses for the three months ended January 31, 1999 of $10,438. We had Total Operating Expenses for the nine months ended January 31, 2000 were $10,055 compared to Total Operating Expenses for the nine months ended January 31, 1999 of $14,504. We had Total Operating Expenses since inception of $29,994. Since we have not generated Revenues, our Net Losses for these periods was the same as our Total Operating Losses. Since we have not generated revenues and have never been in a profitable position, we attempt to operate with minimal overhead. Our primary activity will be to seek an acquisition candidate. As of the end of the reporting period, we had concluded no acquisitions and had spoken with no potential candidates. The attempt to seek an acquisition candidate or candidates will be our primary focus in the coming fiscal year.

Liquidity and Capital Resources

         As of the end of the reporting period and since inception, we had $2,506 in cash and cash equivalents, compared to $15,571 for the nine months ended January 31, 1999. We had no Accounts Receivable or Accounts Payable for the period.

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


                                             CHIEF FINANCIAL AND ACCOUNTING
                                                 OFFICER



Dated: 12/04/00                              By: /s/ Marc Baker
       --------                                  -------------------------------
                                                 Marc Baker
                                                 Treasurer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
    27                   Financial Data Schedule