Form 10KSB
period 2000-04-30
NATIONAL VENTURE CAPITAL FUND INC
filed 2000-12-04
CIK 1061063

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For the Fiscal Year Ended: April 30, 2000
                           Commission File No.0-24211

                       National Venture Capital Fund, Inc.
                       -----------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

             Colorado                                     84-1432661
         ----------------                         -------------------------
         (State or other                          (IRS Employer File Number)
         jurisdiction of
         incorporation)

                 1472 Glade Gulch Road
                 Castle Rock, Colorado                          80104
         ----------------------------------------            ----------
         (Address of principal executive offices)            (zip code)


                                 (303) 814-7721
                                 --------------
              (Registrant's telephone number, including area code)

       Securities to be Registered Pursuant to Section 12(b) of the Act:

                                      None

       Securities to be Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, $0.0001 per share par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes:    No: X
                                                ---    ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year $-0-. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of April 30, 2000 was not able to be determined since the Registrant's stock has not ever traded. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 20, 2000, was 20,101,000.

     References in this document to "us," "we," or "the Company" refer to National Venture Capital Fund, Inc.

                                     PART I

(a)      General Development of Business

         We are a Colorado corporation. Our principal business address is 1472 Glade Gulch Road, Castle Rock, Colorado 80104.

         We were incorporated under the laws of the State of Colorado on June 12, 1997. Since we began, our primary activity has been directed towards organizational efforts. We plan to direct our efforts toward finding an acquisition business opportunity.

         As of this date, we have not engaged in any preliminary efforts intended to identify possible business opportunities and has neither conducted negotiations nor entered into a letter of intent concerning any business opportunity.

         We have not been subject to any bankruptcy, receivership or similar proceeding.

                  (b)      Narrative Description of the Business

         General

         From inception to the date of this filing, we have had no activities. During this period, we carried no inventories or accounts receivable. No independent market surveys have ever been conducted to determine demand for our products and services, since we have never had any products or services which it has provided to anyone. During this period, we carried on no operations and generated no revenues. Our fiscal year end is April 30th.

         Organization

         We consist of one corporation with no subsidiaries or parent entities and are in the developmental stage.

                  (c)      Operations

         General

         We propose to implement a business plan to investigate and, if warranted, merge with or acquire the assets or common stock of an entity actively engaged in business which generates revenues. We will seek opportunities for long-term growth potential as opposed to short-term earnings.

         As of the date hereof, we had no business opportunities under investigation. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and any other company. Further, there is no present potential that we may acquire or merge with a business or company in which our, management or their affiliates or associates directly or indirectly have an ownership interest.

         Our Board of Directors intends to provide our shareholders with complete disclosure documentation in the form of a proxy statement concerning any potential business opportunity and the structure of the proposed business combination prior to its consummation. While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. Our Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

         We have no full-time employees. Our President and Secretary-Treasurer have agreed to allocate a portion of their time to the activities of us, without compensation. These officers anticipate that our business plan can be implemented by their collectively devoting approximately twenty hours per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment of such officers.

         Our primary attraction as a merger partner or as an acquisition vehicle is our status as a public company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present shareholders.

         We have no present plans to hire a consultant to aid us in any acquisition or merger.

         Our Articles of Incorporation provide that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, the assets of our could be used or attached to satisfy any liabilities subject to such indemnification.

         General Business Plan

         Our purpose is to seek, investigate and, if such investigation warrants, to acquire controlling interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation registered under the Securities Exchange Act of 1934, as amended. We will not restrict our search to any specific business, industry, or geographical location. We may participate in a business venture of virtually any kind or nature.

         We will solicit prospective acquisitions based upon informal contacts or relationships which management has or will develop in the future. There are no plans to advertise for acquisitions or to hire third party consultants to facilitate acquisitions. We have no way of knowing how many individuals will be contacted before a potential acquisition may be finalized. We have no plans to do any acquisition with any associates or affiliates of management, or with management itself.

         We may seek a business opportunity in the form of firms which have recently commenced operations, are developing companies in need of expansion into new products or markets, are seeking to develop a new product or service or are established, mature businesses. We may also offer a controlling interest to such business opportunity, if the situation warrants.

         In seeking business opportunities, our management decision will be based upon the objective of seeking long-term appreciation in our shareholders' value. Current income will only be a minor factor in such decisions.

         We do not anticipate that we will be able to participate in more than one business opportunity. However, our management may, in its sole discretion, elect to enter into more than one acquisition if it believes these transactions can be effectuated on terms favorable to us. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another and should be considered a substantial risk to our shareholders.

         The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors. We will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In our efforts, we will consider the following, among other, factors:

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

         (e) the cost of participation by us as compared to the perceived tangible and intangible values and potential;

         (f)      the extent to which the business opportunity can be advanced;

         (g) the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

         (h) such other relevant factors as may arise from time to time, including investor and market maker, if any, interest.

         In applying this criteria, no one of which is now known to be controlling, our management will attempt to analyze all relevant factors and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Because of our lack of capital, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

         We cannot predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take a substantial amount of time in the coming fiscal year.

         Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity and containing such items as: (i) a description of product, service and company history; (ii) management resumes; (iii) financial information (including projections and audited financial statements, if available); (iv) available projections with related assumptions upon which they are based; (v) an explanation of proprietary products and services; (vi) evidence of existing patents, trademarks or service marks or rights thereto;
(vii) present and proposed forms of compensation to management; (viii) a description of transactions between the target and its affiliates during relevant periods; (ix) a description of present and required facilities; (x) an analysis of risks and competitive conditions; (xi) a financial plan of operation and estimated capital requirements; and (xii) other information deemed relevant under the circumstances, including investor and market makers, but only after the release of public information on the target.

         As part of ours investigation, our officers and directors will meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures to the extent of our limited financial resources.

         We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have no present plans to raise any necessary capital through private placements or public offerings prior to the location of an acquisition or merger candidate.

         (d)      Markets

         Our initial marketing plan will be focused completely on finding an acquisition candidate as discussed above. No efforts toward this marketing plan have been made as of date of the filing of this report.

         (e)      Raw Materials

         The use of raw materials is not now material factor in our operations.

         (f)      Customers and Competition

         At the present time, we expect to be an insignificant participant among the firms which engage in the acquisition of business opportunities. There are a number of established companies, such as venture capital and financial concerns, many of which are larger and better capitalized than us and/or have greater personnel resources and technical expertise. In view of our combined extremely limited financial resources and limited management availability, we believe that we will continue to be at a significant competitive disadvantage compared to our competitors.

         (g)      Backlog

         At April 30, 2000, we had no backlogs.

         (h)      Employees

         At April 30, 2000, we has no employees. We do not plan to hire employees in the future.

         (i)      Proprietary Information

          We have no proprietary information.

         (j)      Government Regulation

         We are not subject to any material governmental regulation or approvals.

         (k)      Research and Development

         We have never spent any amount in research and development activities.

         (l)      Environmental Compliance

         We are not subject to any costs for compliance with any environmental laws.

ITEM 2.  Description of Properties.

         As of April 30, 2000, our business office was located at 1472 Glade Gulch Road, Castle Rock, Colorado 80104. We pay no rent for this office space, which is occupied by Mr. Farhad Behzadi, one of our officers and directors. There are no plans to charge us for office space. We have no properties.

ITEM 3.  Legal Proceedings.

         No legal proceedings of a material nature to which we are a party were pending during the reporting period, and we know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in their capacity as such.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         We did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters.

         (a)      Principal Market or Markets

         Our securities have never been listed for trading on any market and are not quoted at the present time. We have applied to trade on the NASD Over-the-Counter Bulletin Board. However, at the present time, we do not know where secondary trading will eventually be conducted. The place of trading, to a large extent, will depend upon our eventual size. To the extent, however, that trading will be conducted in the Over-the-Counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board," a shareholder may find it more difficult to dispose of or obtain accurate quotations as to price of our securities. In addition, The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock.

         (b)      Approximate Number of Holders of Common Stock

         As of the April 30, 2000, a total of 20,101,000 of our common shares were outstanding. The number of holders of record of our common stock at that date was approximately forty.

         (c)      Dividends

         Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

         (d)      The Securities Enforcement and Penny Stock Reform Act of 1990

         The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. Also, there is the requirement of a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. Further, a broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

         (e)      Blue Sky Compliance

         The trading of penny stock companies may be restricted by the securities laws ("Blue Sky" laws) of the several states. Management is aware that a number of states currently prohibit the unrestricted trading of penny stock companies absent the availability of exemptions, which are in the discretion of the states' securities administrators. The effect of these states' laws would be to limit the trading market, if any, for our shares and to make resale of shares acquired by investors more difficult.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

         The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop operations, our success in finding one or more acquisition candidates, and the impact of competition on the development of revenues

         When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Results of Operations

         We have generated no revenues from operations since inception. We have never been profitable and were not profitable for the twelve months ended April 30, 2000. Total expenses for the twelve months ended April 30, 2000 were $10,066 compared to expenses of $17,856 for the same period ended April 30, 1999. Our operating expenses during the fiscal year ended April 30, 2000 decreased from the previous year. From inception, our operating expenses were $30,005. The major components of operating expenses are professional and consulting fees, office expenses, and telephone expenses.

         We had a net loss of $10,066 for the year ended April 30, 2000, compared to $17,856 for the year ended April 30, 1999.

         The principal difference between 2000 and 1999 was a decrease of professional and consulting fees. We believe that this trend will continue and expect to have minimal expenses in the next fiscal year.

Liquidity and Capital Resources

         Net cash at the end of the period decreased to $2,495 for the year ended April 30, 2000, compared to $12,842 at the end of the period for the year ended April 30, 1999. We had no Accounts Receivable for either period. We had $1,138 in Accounts Payable at April 30, 1999, compared to no Accounts Payable at April 30, 2000.

         Our management believes that we have inadequate working capital to pursue any business opportunities other than seeking an acquisition candidate. We will have minimal capital requirements prior to the consummation of any acquisition but can pursue an acquisition candidate. Until a suitable candidate is identified, our officers and directors will personally provide the necessary funds for our operation, which are expected to be minimal. There is no plan to reimburse any of our officers and directors for any advances. We do not intend to pay dividends in the foreseeable future.

ITEM 7.  Financial Statements.

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)






                                  AUDIT REPORT


                   FOR THE YEAR ENDED APRIL 30, 2000 AND 1999
                  FOR THE PERIOD FROM JUNE 12, 1997 (INCEPTION)
                             THROUGH APRIL 30, 2000






                            JANET LOSS, C.P.A., P.C.
                           CERTIFIED PUBLIC ACCOUNTANT
                         1780 S. BELLAIRE ST., SUITE 500
                             DENVER, COLORADO 80222

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS


                                TABLE OF CONTENTS



ITEM 1                                                              PAGE
------                                                              ----
Report of Certified Public Accountant .........................      F-2

Balance Sheets, April 30, 2000 and 1999........................      F-3

Statements of Operations, for the
Ended April 30, 2000 and 1999 for
The Period from June 12, 1997
(Inception) through April 30, 2000.............................      F-4

Statement of Stockholders' Equity
For the years ended April 30,
2000 and 1999..................................................      F-5

Statements of Cash Flows for the
Years ended April 30, 2000 and 1999
And for the period from June 12, 1997
(Inception)through April 30, 2000..............................      F-6

Notes to Financial Statements..................................      F-7

                            JANET LOSS, C.P.A., P.C.
                           CERTIFIED PUBLIC ACCOUNTANT
                           1780 SOUTH BELLAIRE STREET
                                    SUITE 500
                             DENVER, COLORADO 80222


Board of Directors
National Venture Capital Fund, Inc.
1977 South Union Street
Lakewood, Colorado 80228


I have audited the accompanying Balance Sheets of National Venture Capital Fund, Inc. (A Development Stage Company) as of April 30, 2000 and 1999, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the years ended April 30, 2000 and 1999 and for the period from June 12 1997 (Inception) through April 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

My examination was made in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of materials misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for opinion.

In my opinion, the financials statements referred to above present fairly, in all material respects, the financial position of National Venture Capital Fund, Inc. (A Development Stage Company) as of April 30, 2000 and 1999, and the results of its operations and changes in cash flows for the years ended April 30, 2000 and 1999 and for the period from June 12, 1997 (Inception) through April 30, 2000.


/s/ Janet Loss
------------------------
Janet Loss, C.P.A., P.C.


October 30, 2000

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                             APRIL 30, 2000 AND 1999

      ASSETS                                        2000        1999
                                                  --------    --------
CURRENT ASSETS:
Cash in checking                                  $  2,495    $ 12,842
Paid Rent                                                0         540
                                                  --------    --------

     TOTAL CURRENT ASSETS                            2,495      13,382
                                                  --------    --------

OTHER ASSETS:

Organization Costs, net
     Of Amortization                                     0         317
                                                  --------    --------

TOTAL ASSETS                                      $  2,495    $ 13,699
                                                  ========    ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable                                  $      0    $  1,138
                                                  --------    --------

STOCKHOLDERS' EQUITY:

Preferred Stock, 10,000,000 shares
 Authorized $0.0001 par value per
 Share, none issued                                      0           0

Common stock, 100,000,000 shares
 Authorized $0.0001 par value
 Per share, 20,101,000
 Shares issued and outstanding                       2,010       2,010

 Additional Paid-in-Capital                         30,490      30,490

 (Deficit)                                         (30,005)    (19,939)
                                                  --------    --------

     Total Stockholders' Equity                      2,495      12,561
                                                  --------    --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                              $  2,495    $ 13,699
                                                  ========    ========



    The accompanying notes are an integral part of the financial statements.

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended April 30, 2000 and 1999
                And for the Period From June 12, 1997 (Inception)
                             Through April 30, 2000

                                                                        FOR THE PERIOD
                                                                      FROM JUNE 12, 1997
                                   YEAR ENDED        YEAR ENDED      (INCEPTION) THROUGH
                                 APRIL 30, 2000    APRIL 30, 1999       APRIL 30, 2000
                                 --------------    --------------    -------------------
REVENUES:                        $            0    $            0    $                 0
                                 --------------    --------------    -------------------

OPERATING EXPENSES:
Accounting and
     Legal fees                  $        3,332    $        8,600    $            11,932
Advertising                                   0               547                    547
Amortization                                317               100                    500
Consulting Services                           0             1,000                  3,000
Edgar Filings                               384                 0                    384
Entertainment                                 0             1,248                  1,248
Filing and
     Transfer fees                            0             1,310                  1,310
Office Expense                               11             1,701                  1,712
Postage                                       0             1,002                  1,002
Referral Fees                             5,000                 0                  5,000
Rent Expenses                               540               540                  1,080
Telephone Expenses                          438             1,808                  2,246
Taxes and Licenses                           44                 0                     44
                                 --------------    --------------    -------------------

TOTAL OPERATING
     EXPENSES                            10,066            17,856                 30,005
                                 --------------    --------------    -------------------

NET LOSS                         $      (10,066)   $      (17,856)   $           (30,005)
                                 ==============    ==============    ===================

NET INCOME (LOSS)
         PER COMMON SHARE                   N/A               N/A                    N/A
                                 ==============    ==============    ===================

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                20,101,000        20,101,000             20,101,000
                                 ==============    ==============    ===================



    The accompanying notes are an integral part of the financial statements.

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   For the Years Ended April 30, 2000 and 1999

                                                                         Accumulated
                                  Common                                  (Deficit)         Total
                                  Stock                     Additional    During the    Stockholders'
                                Number of    Common Stock    Paid-in     Development       Equity
                                  Shares        Amount       Capital        Stage        (Deficit)
                               -----------   ------------   ----------   -----------    -------------
May 1, 1998                     20,101,000   $      2,010   $   30,490   $    (2,083)   $      30,417

Net (Loss) for the Year
Ended April 30, 1999                     0              0            0       (17,856)         (17,856)
                               -----------   ------------   ----------   -----------    -------------
Balance, April 30, 1999         20,101,000   $      2,010   $   30,490   $   (19,939)   $      12,561

Net (Loss) for the Year
Ended April 30, 2000                     0              0            0       (10,066)         (10,066)
                               -----------   ------------   ----------   -----------    -------------
Balance April
30, 2000                        20,101,000   $      2,010   $   30,490   $   (30,005)   $       2,495
                               ===========   ============   ==========   ===========    =============



    The accompanying notes are an integral part of the financial statements.

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                   For the Year Ended April 30, 2000 and 1999
                And for the Period From June 12, 1997 (Inception)
                             Through April 30, 2000

                                                                            FOR THE PERIOD
                                                                          FROM JUNE 12, 1997
                                     FOR THE THREE MONTHS ENDED          (INCEPTION) THROUGH
                                 APRIL 30, 2000      APRIL 30, 1999         APRIL 30, 2000
                                 --------------      --------------      -------------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
     Net Income (Loss)           $      (10,066)     $      (17,856)     $           (30,005)

ADJUSTMENTS TO RECONCILE
NET (LOSS) TO CASH FLOW FROM
OPERATING ACTIVITIES:
Amortization                                317                 100                      500
(Increase) Decrease in
     Prepaid Rent                           540                (540)                       0
Increase (Decrease) in
     Accounts Payable                    (1,138)              1,138                        0
Stock Issued for
     Services                                 0                   0                    2,000
Stock Issued for
     Organization Costs                       0                   0                      500
                                 --------------      --------------      -------------------
NET CASH PROVIDED BY
     OPERATING ACTIVITIES               (10,347)            (17,158)                 (27,005)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Organization Costs                            0                   0                     (500)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Issuance of
     Capital Stock                            0                   0                   30,000
                                 --------------      --------------      -------------------

NET (DECREASE) INCREASE
     IN CASH                            (10,347)            (17,158)                   2,495

     CASH, BEGINNING OF
         PERIOD                          12,842              30,000                        0
                                 --------------      --------------      -------------------

CASH, END OF PERIOD              $        2,495      $       12,842      $             2,495
                                 ==============      ==============      ===================

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

ITEM 8.  Disagreements With Accountants on Accounting and  Financial Disclosure.

                  We did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our Directors and Executive Officers, their ages and positions held in the Company as of April 30, 2000 are as follows:

         NAME                 AGE     POSITION HELD
         --------------       ---     -------------
         Farhad Behzadi       39      President and Director

         Marc Baker           40      Secretary, Treasurer and Director

         Our Directors will serve in such capacity until our next annual meeting of shareholders and until their successors have been elected and qualified. Our officers serve at the discretion of our Directors. There are no family relationships among our officers and directors, nor are there any arrangements or understandings between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

         Farhad Behzadi. Mr. Behzadi has been our President and a Director since January 21, 2000. From 1988 to `994, he worked for several stock brokerage firms as a registered stock broker. Since 1994, he has worked as a private consultant to public and private companies, assisting them in raising capital. Mr. Behzadi graduated in 1986 from the University of Houston with a B.S. in Chemical Engineering.

         Marc Baker. Mr. Baker has been our Secretary-Treasurer and a Director since January 21, 2000. From 1996 to the present, he has worked as a consultant with various public and private companies regarding mergers and acquisitions. From 1994 to 1996, he was the managing director for a small investment banking company, Paige and Associates. He is a licensed C.P.A. in the State of Florida. Mr. Baker graduated in 1982 from SUNY, Albany, with a B.A. in Biology. He graduated in 1986 from Florida Atlantic University, with a B.B.A.

         Previous Blank Check Offerings

         Neither Mr. Behzadi nor Mr. Baker have previously participated in any Blank Check Offerings.

         Compliance with Section 16(a) of the Securities Exchange Act of 1934.

         Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of the our Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally,
Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section. Neither Neither Mr. Behzadi nor Mr. Baker made timely filings of their Forms 3. However, both have filed their Forms 3 and have no other filing requirements.

ITEM 10. Executive Compensation.

         None of our executive officers received any compensation during the fiscal years ended April 30, 1998, 1999 or 2000. We were incorporated in June, 1997. Compensation does not include minor business-related and other expenses paid by us. Such amounts in the aggregate do not exceed $1,000.

         We have granted no shares of our capital stock as additional compensation and have no plans to do so.

         We have no plans or agreements which provide compensation on the event of termination of employment or change in our control.

         We do not pay members of our Board of Directors any fees for attendance or similar remuneration, but reimburse them for any out-of- pocket expenses incurred by them in connection with our business.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

         The following sets forth the number of our shares, $0.0001 par value common stock, beneficially owned by (i) each person who, as of April 30, 2000, was known by us to own beneficially more than five percent (5%) of our common stock; (ii) our individual Directors; and (iii) our Officers and Directors as a group.

NAME AND ADDRESS                        AMOUNT AND NATURE OF           PERCENT OF
OF BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP (1)(2)       CLASS
-------------------                     ---------------------------    ----------
Farhad Behzadi                                    250,000                1.24%
1472 Glade Gulch Road
Castle Rock, Colorado 80104.

Marc Baker                                          -0-
1472 Glade Gulch Road
Castle Rock, Colorado 80104.

All Officers and Directors as a Group             250,000                1.24%
(two persons)

(1)      All ownership is beneficial and on record, unless indicated otherwise.

(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

All of our shareholders have signed lock up agreements which will prevent all of the common shares from being sold or transferred, either in the open market or in a private transaction, until we have consummated a merger or acquisition and is no longer classified as a shell corporation under applicable federal or state law. The share certificates will be held by our counsel until such merger or acquisition has been consummated. Any liquidation of the current shareholders after the release of the shares from the lock up may have a depressive effect upon the trading prices of our securities in any future market which may develop.

ITEM 12. Certain Relationships and Related Transactions.

         Our business office is located at 1472 Glade Gulch Road, Castle Rock, Colorado 80104. We pay no rent for this office space, which is occupied by Mr. Behzadi but we pay out-of-pocket expenses. There are no plans to charge us for office space.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

                           (a) The following financial information is filed as
               part of this report:

                  (1)     Financial Statements

                  (2)     Schedules

                  (3) Exhibits. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No.                Description
-----------                -----------
3A                         Articles of Incorporation +

3B                         Bylaws +

10A                        Form of Subscription Agreement with Lock Up
                           Provisions +

+ Previously Filed.

                           (b) Reports on Form 8-K. We filed no reports on Form
               8-K during the fourth quarter of the fiscal year ended April 30, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NATIONAL VENTURE CAPITAL, INC.




Dated: 12/04/00                    By: /s/ Farhad Behzadi
       --------                       -----------------------
                                           Farhad Behzadi
                                           President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                   CHIEF FINANCIAL AND ACCOUNTING OFFICER



Dated: 12/04/00                    By: /s/ Marc Baker
       --------                       -----------------------
                                           Marc Baker
                                           Treasurer




Dated: 12/04/00                    By: /s/ Farhad Behzadi
       --------                       -----------------------
                                           Farhad Behzadi
                                           President

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                                   FORM 10-KSB

                                    EXHIBITS
                                       TO
                         NATIONAL VENTURE CAPITAL, INC.

                                INDEX TO EXHIBITS


  EXHIBIT
  NUMBER           DESCRIPTION
  -------          -----------
  3A               Articles of Incorporation +

  3B               Bylaws +

  10A              Form of Subscription Agreement with Lock Up Provisions +

  27               Financial Data Schedule


----------
+ Previously Filed.