Form 10QSB
period 2000-07-31
NATIONAL VENTURE CAPITAL FUND INC
filed 2000-12-04
CIK 1061063

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended July 31, 2000
                                       or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ____________ to ____________


                           Commission File No. 0-24211

                      NATIONAL VENTURE CAPITAL FUND, INC.
                      -----------------------------------
       (Exact Name of Small Business Issuer as specified in its charter)


                 Colorado                            84-1432661
              ---------------                --------------------------
              (State or other                (IRS Employer File Number)
              jurisdiction of
              incorporation)

                       1472 Glade Gulch Road
                       Castle Rock, Colorado                80104
              ----------------------------------------    ---------
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

The number of shares outstanding of Registrant's common stock, par value $0.0001 per share, as of July 31, 2000 were 20,101,000 common shares.

References in this document to "us," "we," or "the Company" refer to National Venture Capital Fund, Inc.


                         PART 1 - FINANCIAL INFORMATION

ITEM I.  Financial Statements

                      NATIONAL VENTURE CAPITAL FUND, INC.
                         (A DEVELOPMENT STAGE COMPANY)






                          FORM 10-QSB QUARTERLY REPORT


                                 JULY 31, 2000









                            JANET LOSS, C.P.A., P.C.
                          CERTIFIED PUBLIC ACCOUNTANT
                        1780 S. BELLAIRE ST., SUITE 500
                             DENVER, COLORADO 80222

                      NATIONAL VENTURE CAPITAL FUND, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     INDEX TO FORM 10-QSB QUARTERLY REPORT


                               TABLE OF CONTENTS
                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS                                 PAGE
-----------------------------                                 ----
Unaudited Balance Sheet at July
31, 2000 and April 30, 2000 (Audited)...................      F-2

Statements of Operations for the
Three months ended July 31, 2000
And 1999 and for the period from June
12, 1997 through July 31, 2000 .........................      F-3

Statements of Stockholders' Equity
(Deficit) for the three months
Ended July 31, 2000.....................................      F-4

Statements of Cash Flows for the
Three months ended July 31, 2000
And 1999 and for the period from June
12, 1997 through July 31, 2000..........................      F-5

Notes to Financial Statements...........................      F-6

                      NATIONAL VENTURE CAPITAL FUND, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                              (UNAUDITED)       AUDITED
                                                JULY 31,        APRIL 30,
      ASSETS                                      2000            2000
                                                --------        ---------
CURRENT ASSETS:
Cash in checking                                $  2,495        $  2,495

OTHER ASSETS:

Organization Costs, net
     Of Amortization                                   0               0
                                                --------        --------

TOTAL ASSETS                                    $  2,495        $  2,495
                                                ========        ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
                                                $      0        $      0
                                                --------        --------

STOCKHOLDERS' EQUITY:

Preferred Stock, 10,000,000 shares
 Authorized $0.0001 par value per
 Share, none issued                                    0               0

Common stock, 100,000,000 shares
 Authorized $0.0001 par value per
 Share, issued and outstanding                     2,010           2,010

 Additional Paid-in-Capital                       30,490          30,490

 (Deficit)                                       (30,005)        (30,005)
                                                --------        --------

     Total Stockholders' Equity                    2,495           2,495
                                                --------        --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                            $  2,495        $  2,495
                                                ========        ========


    The accompanying notes are an integral part of the financial statements.

                      NATIONAL VENTURE CAPITAL FUND, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                   For the Three Ended July 31, 2000 and 1999
               And for the Period From June 12, 1997 (Inception)
                             Through July 31, 2000

                                                                       FOR THE PERIOD
                                                                     FROM JUNE 12, 1997
                                   FOR THE THREE MONTHS ENDED       (INCEPTION) THROUGH
                                JULY 31, 2000      JULY 31, 1999       JULY 31, 2000
                                -------------      -------------    -------------------
REVENUES:                       $          0       $          0        $          0
                                ------------       ------------        ------------

OPERATING EXPENSES:
Accounting and
  Legal fees                    $          0       $      1,300        $     11,932
Advertising                                0                  0                 547
Amortization                               0                 25                 500
Consulting Services                        0                  0               3,000
Edgar Filings                              0                  0                 384
Entertainment                              0                  0               1,248
Filing and
  Transfer fees                            0                  0               1,310
Office Expense                             0                  0               1,712
Postage                                    0                  0               1,002
Referral Fees                              0              5,000               5,000
Rent Expenses                              0                540               1,080
Telephone Expenses                         0                438               2,246
Taxes and Licenses                         0                  0                  44
                                ------------       ------------        ------------

TOTAL OPERATING
     EXPENSES                              0              7,303              30,005
                                ------------       ------------        ------------

NET LOSS                        $          0       $     (7,303)       $    (30,005)
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

                      NATIONAL VENTURE CAPITAL FUND, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    For the Three Months Ended July 31, 2000




                                                                                   Accumulated          Total
                                   Common                                           (Deficit)        Stockholders'
                                   Stock                           Additional      During the           Equity
                                  Number of      Common Stock        Paid-in       Development         ---------
                                   Shares           Amount           Capital          Stage           (Deficit)
                                 ----------      ------------      ----------      -----------       -------------
May 1, 2000                      20,101,000       $    2,010       $   30,490       $  (30,005)       $    2,495


Net (Loss) for the Three
Months Ended July 31, 2000                0                0                0                0                 0
                                 ----------       ----------       ----------       ----------        ----------

Balance July
31, 2000                         20,101,000       $    2,010       $   30,490       $  (30,005)       $    2,495
                                 ==========       ==========       ==========       ==========        ==========








    The accompanying notes are an integral part of the financial statements.

                      NATIONAL VENTURE CAPITAL FUND, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended July 31, 2000 and 1999
               And for the Period From June 12, 1997 (Inception)
                             Through July 31, 2000

                                                                FOR THE PERIOD
                                                              FROM JUNE 12, 1997
                                 FOR THE THREE MONTHS ENDED   (INCEPTION) THROUGH
                                JULY 31, 2000  JULY 31, 1999     JULY 31, 2000
                                -------------  -------------  -------------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
     Net Income (Loss)             $      0       $ (7,303)       $(30,005)

ADJUSTMENTS TO RECONCILE
NET (LOSS) TO CASH FLOW FROM
OPERATING ACTIVITIES:
Amortization                              0             25             500
(Increase) Decrease in
     Prepaid Rent                         0            540               0
Increase (Decrease) in
     Accounts Payable                     0         (1,138)              0
Stock Issued for
     Services                             0              0           2,000
Stock Issued for
     Organization Costs                   0              0             500
                                   --------       --------        --------
NET CASH PROVIDED BY
     OPERATING ACTIVITIES                 0         (7,876)        (27,005)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Organization Costs                        0              0            (500)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Issuance of
     Capital Stock                        0              0          30,000
                                   --------       --------        --------

NET (DECREASE) INCREASE
     IN CASH                              0         (7,876)          2,495

     CASH, BEGINNING OF
         PERIOD                       2,495         12,842               0
                                   --------       --------        --------

CASH, END OF PERIOD                $  2,495       $  4,966        $  2,495
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

Results of Operations

         We have not generated any revenues from operations since our inception. Our Total Operating Expenses for the three months ended July 31, 2000 were $-0- compared to Total Operating Expenses for the three months ended July 31, 1999 of $7,303. We had Total Operating Expenses since inception of $30,005. Since we have not generated Revenues, our Net Losses for these periods was the same as our Total Operating Losses. We attempt to operate with minimal overhead. Our primary activity will be to seek an acquisition candidate. As of the end of the reporting period, we had concluded no acquisitions and had spoken with no potential candidates. The attempt to seek an acquisition candidate or candidates will be our primary focus in the coming fiscal year.

Liquidity and Capital Resources

         As of the end of the reporting period and since inception, we had $2,495 in cash, compared to $4,966 for the three months ended July 31, 1999. We had no Accounts Receivable or Accounts Payable for the period.

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


                                            NATIONAL VENTURE CAPITAL, INC.




Dated: 12/04/00                             By  /s/ Farhad Behzadi
       --------                                 ----------------------------
                                                    Farhad Behzadi
                                                    President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                            CHIEF FINANCIAL AND ACCOUNTING
                                                    OFFICER



Dated: 12/04/00                             By: /s/ Marc Baker
       --------                                 ----------------------------
                                                    Marc Baker
                                                    Treasurer

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER              DESCRIPTION
     -------             -----------
       27                Financial Data Schedule
