Form 10QSB
period 1999-10-31
NATIONAL VENTURE CAPITAL FUND INC
filed 2000-12-05
CIK 1061063

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended October 31, 1999

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ____________ to ____________

                           Commission File No.0-24211

                       NATIONAL VENTURE CAPITAL FUND, INC.
                       -----------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)


           Colorado                                         84-1432661
        ---------------                             --------------------------
        (State or other                             (IRS Employer File Number)
        jurisdiction of
        incorporation)

                1977 S. Vivian Street
                   Lakewood, Colorado                         80228
        ----------------------------------------            ---------
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

The number of shares outstanding of Registrant's common stock, par value $0.0001 per share, as of October 31, 1999 were 20,101,000 common shares.

References in this document to "us," "we," or "the Company" refer to National Venture Capital Fund, Inc.

                         PART 1 - FINANCIAL INFORMATION

ITEM I.           Financial Statements

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)






                          FORM 10-QSB QUARTERLY REPORT


                                OCTOBER 31, 1999






                            JANET LOSS, C.P.A., P.C.
                           CERTIFIED PUBLIC ACCOUNTANT
                         1780 S. BELLAIRE ST., SUITE 500
                             DENVER, COLORADO 80222

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      INDEX TO FORM 10-QSB QUARTERLY REPORT


                                TABLE OF CONTENTS
                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS                                 PAGE
-----------------------------                                 ----

Unaudited Balance Sheets at October
31, 1999 and April 30, 1999 (Audited)...................      F-2

Statements of Operations for the three
And six months ended October 31, 1999
And 1998 and for the period from June
12, 1997 through October 31, 1999.......................      F-3

Statements of Stockholders' Equity
(Deficit) for the six months
Ended October 31, 1999..................................      F-4

Statements of Cash Flows for the three
And six months ended October 31, 1999
And 1998 and for the period from June
12, 1997 through October 31, 1999.......................      F-5

Notes to Financial Statements...........................      F-6

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                        (UNAUDITED)        AUDITED
                                                        OCTOBER 31,        APRIL 30,
      ASSETS                                               1999              1999
                                                       ------------      ------------

CURRENT ASSETS:
Cash in checking                                       $      2,550      $     12,842

Prepaid Rent                                                      0               540
                                                       ------------      ------------

     TOTAL CURRENT ASSETS                                     2,550            13,382
                                                       ------------      ------------

OTHER ASSETS:

Organization Costs, net
     Of Amortization                                            267               317
                                                       ------------      ------------

TOTAL ASSETS                                           $      2,817      $     13,699
                                                       ============      ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts Payable                                       $          0      $      1,138
                                                       ------------      ------------

STOCKHOLDERS' EQUITY:

Preferred Stock, 10,000,000 shares
 Authorized $0.0001 par value per
 Share, none issued                                               0                 0

Common stock, 100,000,000 shares
 Authorized $0.0001 par value per
 Per share, 20,101,000 shares
 issued and outstanding                                       2,010             2,010

 Additional Paid-in-Capital                                  30,490            30,490

 (Deficit)                                                  (29,683)          (19,939)
                                                       ------------      ------------

     Total Stockholders' Equity                               2,817            12,561
                                                       ------------      ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                   $      2,817      $     13,699
                                                       ============      ============

The accompanying notes are an integral part of the financial statements.

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
          For the Three and Six Months Ended October 31, 1999 and 1998
               And for the Period From June 12, 1997 (Inception)
                            Through October 31, 1999

                                         FOR THE THREE                        FOR THE SIX             FROM JUNE 12, 1997
                                          MONTHS ENDED                        MONTHS ENDED               (INCEPTION)
                                           OCTOBER 31,                         OCTOBER 31,                 THROUGH
                                     1999              1998              1999              1998        OCTOBER 31, 1999
                                 ------------      ------------      ------------      ------------   ------------------

REVENUES:                        $          0      $          0      $          0      $          0      $          0
                                 ------------      ------------      ------------      ------------      ------------


OPERATING EXPENSES:
Accounting and
     Legal fees                  $      2,032      $          0      $      3,332      $          0      $     11,932
Advertising                                 0                 0                 0               547               547
Amortization                               25                25                50                50               233
Consulting Services                         0                 0                 0             1,000             3,000
Edgar Filings                             384                 0               384                 0               384
Entertainment                               0               228                 0               457             1,248
Filing and
     Transfer fees                          0                 0                 0                 0             1,310
Office Expense                              0               259                 0               946             1,701
Postage                                     0               526                 0               526             1,002
Referral Fees                               0                 0             5,000                 0             5,000
Rent Expenses                               0                 0               540                 0             1,080
Telephone Expenses                          0               140               438               540             2,246
                                 ------------      ------------      ------------      ------------      ------------
     TOTAL OPERATING
     EXPENSES                           2,441             1,178             9,744             4,066            29,683
                                 ------------      ------------      ------------      ------------      ------------

NET (LOSS)                       $     (2,441)     $     (1,178)     $     (9,744)     $     (4,066)     $    (29,683)
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

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY_

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  For the Three Months Ended October 31, 1999

                                                                                  Accumulated
                                 Common                                            (Deficit)          Total
                                 Stock                           Additional       During the       Stockholders'
                                Number of      Common Stock        Paid-in        Development         Equity
                                 Shares           Amount           Capital           Stage           (Deficit)
                              ------------     ------------     ------------     ------------      -------------

May 1, 1999                     20,101,000     $      2,010     $     30,490     $    (19,939)     $     12,561

Net (Loss) for the Six
Months Ended October
31, 1999                                 0                0                0           (9,744)           (9,744)
                              ------------     ------------     ------------     ------------      ------------

Balance October
31, 1999                        20,101,000     $      2,010     $     30,490     $    (29,683)     $      2,817
                              ============     ============     ============     ============      ============


    The accompanying notes are an integral part of the financial statements.

                       NATIONAL VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
               For the Six Months Ended October 31, 1999 and 1998
               And for the Period From June 12, 1997 (Inception)
                            Through October 31, 1999

                                                                           FOR THE PERIOD
                                                                         FROM JUNE 12, 1997
                                         FOR THE SIX MONTHS ENDED       (INCEPTION) THROUGH
                                    OCTOBER 31, 1999  OCTOBER 31, 1998   OCTOBER 31, 1999
                                    ----------------  ----------------  -------------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
     Net Income (Loss)                $     (9,744)     $     (4,066)     $    (29,683)

ADJUSTMENTS TO RECONCILE
NET (LOSS) TO CASH FLOW FROM
OPERATING ACTIVITIES:
Amortization                                    50                50               233
(Increase) Decrease in
     Prepaid Rent                              540                 0                 0
Increase (Decrease) in
     Accounts Payable                       (1,138)                0                 0
Stock Issued for
     Services                                    0                 0             2,000
Stock Issued for
     Organization Costs                          0                 0               500
                                      ------------      ------------      ------------

NET CASH PROVIDED BY
     OPERATING ACTIVITIES                  (10,292)           (4,016)          (26,950)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Organization Costs                               0                 0              (500)
Deferred Offering Costs                          0            (3,855)                0
Proceeds From Issuance of
     Capital Stock                               0            30,000            30,000
                                      ------------      ------------      ------------

NET (DECREASE) INCREASE
     IN CASH                               (10,292)           22,129             2,550

     CASH, BEGINNING OF
         PERIOD                             12,842                 0                 0
                                      ------------      ------------      ------------

CASH, END OF PERIOD                   $      2,550      $     22,129      $      2,550
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

Results of Operations

         We have not generated any revenues from operations since our inception. Our Total Operating Expenses for the three months ended October 31, 1999 were $2,441 compared to Total Operating Expenses for the three months ended October 31, 1998 of $1,178. We had Total Operating Expenses for the six months ended October 31, 1999 were $9,744 compared to Total Operating Expenses for the six months ended October 31, 1998 of $4,066. We had Total Operating Expenses since inception of $29,683. Since we have not generated Revenues, our Net Losses for these periods was the same as our Total Operating Losses. Since we have not generated revenues and have never been in a profitable position, we operate with minimal overhead. Our primary activity will be to seek an acquisition candidate. As of the end of the reporting period, we had concluded no acquisitions and had spoken with no potential candidates. The attempt to seek an acquisition candidate or candidates will be our primary focus in the coming fiscal year.

Liquidity and Capital Resources

         As of the end of the reporting period and since inception, we had $2,550 in cash, compared to $22,129 for the six months ended October 31, 1999. We had no Accounts Receivable or Accounts Payable for the period.

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

                           PART II - OTHER INFORMATION

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


                                        NATIONAL VENTURE CAPITAL, INC.




Dated:12/04/00                          By: /s/ Farhad Behzadi
      --------                             -------------------------
                                                Farhad Behzadi
                                                President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                        CHIEF FINANCIAL AND ACCOUNTING
                                                OFFICER



Dated:12/04/00                          By: /s/ Marc Baker
      --------                             -------------------------
                                                Marc Baker
                                                Treasurer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

 27                      Financial Data Schedule